Form 10QSB
period 1998-06-30
REDNECK FOODS INC
filed 1998-08-25
CIK 1048057

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                             ----------    ----------

                 Commission file number - 0-24093

                     Redneck Foods, Inc.

         Exact name of Registrant as specified in its charter)

              DELAWARE                                       56-203-5983
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization                      Identification No.)


  71 Turtle Creek Drive, Asheville, NC                          28803
(Address of principal executive offices)                       (Zip Code)

Registrant's Telephone number, including area code:        (828) 277-5577

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                11,256,555 Shares of Common Stock ($.001 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        REDNECK FOODS, INC.



PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:


                    REDNECK FOODS. INC
              (A Development Stage Company)
                       Balance Sheet
                       (Unaudited)
                      June 30, 1998

Assets
Current assets:
  Cash and cash equivalents                            $  47,934
  Accounts receivable                                     87,245
  Inventories                                            103,924
  Prepaid expenses                                         9,859
                                                       ---------
    Total current assets                                 248,962


Office equipment,
  net of accumulated depreciation of $l.004              160,845

Other assets:
  Investment in joint venture                             50,000
  Prepaid expenses and other assets                      565,333
    Total other assets                                   265,739
                                                     -----------
    Total assets                                     $ 1,290,879
                                                     ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payables                                  $   62,006
  Accrued expenses and other liabilities                 10,702
                                                     ----------
  Total Current Liability                            $   72,708
                                                     ==========

Stockholders' equity:

Convertible Preferred stock  ($.00l par value,
    2,500,000 shares authorized; -0- outstanding
    at December 31, 1997)                                     0
  Common stock ($.001 par value, 100,000,000 shares
    authorized; 7,592,000 shares
      issued and outstanding
      at December 31.1997)                               11,257
  Paid-in capital                                     2.949,854
  Deficit accumulated during development stage       (1,697,940)
  Unearned services                                     (45,000)
                                                      ---------
     Total stockholders equity                        1,218,171
                                                     ----------
     Total liabilities and stockholders' equity      $ 1,290,87
                                                     ==========


See accompanying notes to financial statements.

                        REDNECK FOODS, INC.
                  (A Development Stage Company)
                    Statement of Operations
          For the Six Months Ending June 30, 1998 and 1997


                                                     June 30, 1998          June 30, 1997

Net Sales                                             $ 111,629                $      -

Cost of goods sold                                       74,913                       -
                                                      ---------                --------
    Gross profit                                         36,716                       -

Expenses:
  Selling, General and administrative                 1,085,913                 248,073
                                                      ---------                --------
    Loss from Operations                             (1,049,197)               (248,073)

Other income (expenses:):
  Interest income, net                                    2,244                       -
  Royalty income                                          5,746                       -
  Loss on equipment disposal                              1,141                       -
                                                      ---------                 -------
    Net other expense                                     6,849                       -
                                                      ---------                 -------

Income tax benefit                                            -                       -
                                                      ---------                 -------

    Net loss                                          (1,042,348)              (248,073)
                                                       =========                =======



See accompanying notes to financial statements.

                                REDNECK FOODS. INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997


                                                        1998                      1997
                                                      -------                   -------

Operating activities;
  Net loss                                        $  (1,042,348)                $(248,073)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Amortization of services received from
    stock issuance                                       13.500                         0
   Expense recognized for stock options granted           3,751                         0
   Depreciation and amortization                          9,915                         0
   Loss on equipment disposal                             1,140                         0
   Common Stock issued for services                     202,500                   137,600
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable           39,389                         0
    (Increase) decrease in prepaid expenses
        and other assets                                106,773                   (16,785)
    (Increase) decrease in inventories                 (102,244)                        0
     Increase (decrease) in accounts payable            (87,986)                   95,158
    Increase (decrease) n accrued expenses              (61,385)                   32,100
                                                       --------                  --------
      Net cash used by operating activities            (916,995)                        0

Investing activities:
  Purchase of office equipment                            1,200                         0
  Purchase of equipment                                 (34,326)                        0
  Investment in joint venture                           (15,000)                        0
  Advances to joint venture                             (27,777)                        0
  Increase in other assets                             (131,292)                        0
                                                       --------                  --------
    Net cash used by investing activities              (207,195)                        0

Financing activities:
  Net Proceeds from sale of common stock                775,000                         0
  Proceeds from short-term borrowings                    12,000                         0
  Repayment of short-term borrowings                    (12,000)                        0
                                                       --------                  --------

    Net cash provided by financing activities           775,000                         0
                                                       ========                  ========

    Decrease in cash and cash equivalents              (349,190)                        0

    Cash and cash equivalents at beginning of period    397,124                         0
Cash and cash equivalents at end of period               47,934                         0

Noncash investing and financing transactions:
    Preferred Stock converted to common stock             2,500                         0
    Common Stock issued for equipment
       and intangible assets                            670,000                         0


See accompanying notes to financial statements.

                         REDNECK FOODS, INC.
                  (A Development Stage Company)
            Notes to Unaudited Interim Financial Statements
                      June 30, 1998 and 1997


1.  Organization

Nature of Operations - Redneck Foods. Inc. (the "Company") is a development stage company that was incorporated on January 31, 1997 in the state of Delaware. The Company currently intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Backyard Bar-B-Q". The Company intends to initially acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. The Company also intends to produce, market and distribute food products using the "Foxworthy" name.

2.  Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the balance sheets, statements of operations, and statements of cash flows in conformity with
generally accepted accounting principles.   However, all adjustments which
are, in the opinion of management, necessary for the fair presentation of the
interim financial statements have been included.   All such adjustments are
of a normal recurring nature.   The statements of operations for the interim
periods are not necessarily indicative of the results which may be expected for the entire year.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Company for the year ended December 31, 1997.


3.  Income Taxes

The Company plans to file its federal and State income tax returns on a calendar year basis. No provision for income tax benefit has been provided for in the accompanying statement of operations because of the Company's uncertainty regarding the utilization of its operating losses. Accordingly, a valuation allowance for the deferred tax asset has been recognized at June 30, 1998.


4.  Joint Venture

The Company has entered into a joint venture with "Pigs-R-Us" (A Florida corporation) to form a joint venture called "Redneck Pigs, LLC" (A Florida
corporation).   Redneck Pigs owns and operates a barbecue restaurant under
the "Foxworthy's Backyard B-B-Q" concept.   The Company has contributed
$50,000 to this joint venture as of June 30, 1998.

                         REDNECK FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for the Company's products and restaurants will be dependent on, among other things, market acceptance of the Company's concept, the quality of its food products and restaurant operations and general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.   The Company requires substantial capital
in order to meet its ongoing corporate obligations and in order to continue
and expand its current and strategic business plans.   Initial working
capital has been obtained by the sale of the Company's Common Shares in July, 1997 for $.75 per Common Share and an offering of 920,000 of its Common Shares at $1.00 per Common Share pursuant to Regulation D, Rule 504.

Additionally, since inception the Company has issued 2,500,000 Series A Preferred Shares (valued at $50,000) and 6,516,000 Common Shares for services
with an aggregate value of $248,700.   The 2,500,000 Series A Preferred
Shares were converted into Common Stock of the Company during the period ended June 30, 1998.

For the six months ended June 30, 1998, the Company purchased office equipment valued at $34,326 and received proceeds from disposal of equipment
of $1,200.   The Company had an increase in its investment in a joint venture
with Pigs"R"US of $15,000 and advanced $27,777 to the joint venture.   The
Company had an increase in other assets of $131,292. As a result, the Company had net cash used by investing activities of $207,195 for the six month ended June 30, 1998.

For the six months ended June 30, 1997, the Company had no investing activities

For the six months ended June 30, 1998, the Company received proceeds from short-term borrowings of $12,000 which was repaid.  The Company
received net proceeds from the sale of its common stock of $775,000.   As a
result, the Company had net cash provided by financing activities of $775,000 for the six months ended June 30, 1998.

The Company had no financing activities for the six months ended June 30, 1997.

On a long term basis, liquidity is dependent on continuation and expansion of operation and receipt of revenues, additional infusions of capital and debt
financing.   The Company believes that additional  capital and debt financing in the short term will allow the Company to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   For the six months ended June 30, 1998, the Company
had a net loss of $1,042,348.   The Company had amortization
of services received from stock issuance of $13,500, expense recognized for stock options granted of $3,751 and depreciation and amortization of $9,915.
The Company issued common stock of $202,500 for services.   Due to the
commencement of operations, the Company experienced a decrease in accounts receivable of $39,389, a decrease in inventories of $102,244, a decrease in prepaid expenses and other assets of $106,733 and an increase in accounts payable of $87,986. Additionally, the Company had an increase in other
accrued expenses of $61,385.   As a result, for the six months ended June 30,
1998, the Company had net cash used by operating activities of $916,995.

For the six months ended June 30, 1998, the Company had net sales of $111,629
and cost of sales of $74,913.     For the six months ended June 30, 1998, the
Company had selling, general and administrative expenses of $1,085,913 which consisted of compensation and employee benefits ($280,445), consulting expenses ($297,500), contract services($88,774), insurance ($28,993), marketing ($48,732), professional fees ($76,520) rent ($18,238) supplies and postage ($25,295), utilities ($18,937) travel ($81,293) and miscellaneous ($121,186).

For the six months ended June 30, 1997, the Company had a net loss of
$248,073. The Company issued common stock of $137,500 for services.   Due to
preparation for the commencement of operations, the Company experienced an increase in prepaid expenses and other assets of $16,785 and an increase in
accounts payable of $95,158.   Additionally, the Company had an increase in
other accrued expenses of $32,100.   As a result, for the six months ended
June 30, 1998, the Company had net cash used by operating activities of $0.

For the six months ended June 30, 1997, the Company had no revenues.     For
the six months ended June 30, 1997, the Company had selling, general and administrative expenses of $248,073 which consisted of compensation and employee benefits ($29,819), consulting expenses ($35,000), contract services($159,540), directors fees ($10,000) supplies and postage ($1,967), travel ($6,870) and miscellaneous ($4,877).

Plan of Operation.    The Company is not delinquent on any of its obligations
even though the Company has not yet begun to generate revenue.   The Company
intends to market its products utilizing cash made available from the private
and public sale of its securities.   The Company is of the opinion that
revenues from the sales of its products and joint venture along with proceeds of the sale of its securities will be sufficient to pay its expenses.

                            REDNECK FOODS, INC.

PART II


Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits (numbered in accordance with Item 601 of
		Regulation S-K)

		None

	(b)	Reports on Form 8-K

None







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 20, 1998                       /s/ David Womick
                                           ----------------------------
                                            David Womick, President