Form 10QSB/A
period 1998-06-30
REDNECK FOODS INC
filed 1998-09-18
CIK 1048057

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB/A
                             Amendment 1

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

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:


                    REDNECK FOODS. INC
              (A Development Stage Company)
                       Balance Sheet
                       (Unaudited)
                      June 30, 1998

Assets
Current assets:
  Cash and cash equivalents                            $  47,934
  Accounts receivable                                     87,245
  Inventories                                            103,924
  Prepaid expenses                                         9,859
                                                       ---------
    Total current assets                                 248,962


Office and restaurant equipment,
  net of accumulated depreciation of $5,943              160,845

Other assets:
  Investment in joint venture                             50,000
  Goodwill                                               500,000
 Noncompete agreement, net of accumulated
     amortization of $4,667                               65,333
Prepaid expenses and other assets                        265,739
                                                     -----------
    Total assets                                     $ 1,290,879
                                                     ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payables                                  $   62,006
  Accrued expenses and other liabilities                 10,702
                                                     ----------
  Total Current Liabilities                          $   72,708


Stockholders' equity:

Convertible Preferred stock  ($.00l par value,
    2,500,000 shares authorized; -0- outstanding)                                     -
  Common stock ($.001 par value, 100,000,000 shares
    authorized; 11,265,555 shares
      issued and outstanding)                            11,257
  Paid-in capital                                     2,949,854
  Deficit accumulated during development stage       (1,697,940)
  Unearned services                                     (45,000)
                                                      ---------
     Total stockholders equity                        1,218,171
                                                     ----------
     Total liabilities and stockholders' equity      $ 1,290,87
                                                     ==========


See accompanying notes to financial statements.

                        REDNECK FOODS, INC.
                  (A Development Stage Company)
                    Statement of Operations
          For the Six Months Ending June 30, 1998 and 1997


                                                     June 30, 1998          June 30, 1997

Net Sales                                             $ 111,629                $      -

Cost of goods sold                                       74,913                       -
                                                      ---------                --------
    Gross profit                                         36,716                       -

Expenses:
  Selling, General and administrative                 1,085,913                 248,073
                                                      ---------                --------
    Loss from Operations                             (1,049,197)               (248,073)

Other income (expenses:):
  Interest income, net                                    2,244                       -
  Royalty income                                          5,746                       -
  Loss on equipment disposal                             (1,141)                      -
                                                      ---------                 -------
    Other income (expenses), net                          6,849                       -
                                                      ---------                 -------
Loss before income tax benefit                       (1,042,348)               (248,073)
Income tax benefit                                            -                       -
                                                      ---------                 -------

    Net loss                                         (1,042,348)              (248,073)
                                                      =========                =======



See accompanying notes to financial statements.

                                REDNECK FOODS. INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997


                                                        1998                      1997
                                                      -------                   -------

Operating activities;
  Net loss                                        $  (1,042,348)                $(248,073)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
 Recognition of unearned services
   received from stock issuance                          13,500                         -
   Expense recognized for stock options granted           3,750                         -
   Depreciation and amortization                          9,915                         -
   Loss on equipment disposal                            1,141                         -
   Common Stock issued for services                     202,500                   137,600
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable           39,389                         -
    (Increase) decrease in prepaid expenses
        and other assets                                106,773                   (16,785)
    (Increase) decrease in inventories                 (102,244)                        -
     Increase (decrease) in accounts payable            (87,986)                   95,158
    Increase (decrease) in accrued expenses             (61,385)                   32,100
                                                       --------                  --------
      Net cash used by operating activities            (916,995)                        -
                                                       --------                  --------

Investing activities:
  Proceeds from disposal of office equipment              1,200                         -
  Purchase of equipment                                 (34,326)                        -
  Investment in joint venture                           (15,000)                        -
  Advances to joint venture                             (27,777)                        -
  Increase in other assets                             (131,292)                        -
                                                       --------                  --------
    Net cash used by investing activities              (207,195)                        -
                                                       --------                  --------

Financing activities:
  Net Proceeds from sale of common stock                775,000                         -
  Proceeds from short-term borrowings                    12,000                         -
  Repayment of short-term borrowings                    (12,000)                        -
                                                       --------                  --------

    Net cash provided by financing activities           775,000                         -
                                                       --------                  --------

    Decrease in cash and cash equivalents              (349,190)                        -

    Cash and cash equivalents at beginning of period    397,124                         -
                                                       --------                  --------
Cash and cash equivalents at end of period              $47,934                  $      -
                                                        =======                  ========

Noncash investing and financing activities:
      Preferred stock converted to common stock          $2,500                         -
     Common stock issued for equipment,
         goodwill and noncompete agreement             $670,000                  $      -


See accompanying notes to financial statements.

                         REDNECK FOODS, INC.
                  (A Development Stage Company)
            Notes to Unaudited Interim Financial Statements
                      June 30, 1998 and 1997


1.  Organization

Nature of Operations - Redneck Foods. Inc. (the "Company") is a development stage company that was incorporated on January 31, 1997 in the state of Delaware. The Company currently intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Backyard Bar-B-Q". The Company intends to initially acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. The Company also intends to market and distribute food products using the "Foxworthy" name.

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


4.  Joint Venture

The Company has entered into a joint venture with "Pigs-R-Us" (A Florida corporation) to form a joint venture called "Redneck Pigs, LLC" (A Florida
corporation).   Redneck Pigs owns and operates a barbecue restaurant under
the "Foxworthy's Backyard B-B-Q" concept.   The Company has contributed
$50,000 to this joint venture as of June 30, 1998 and has not yet begun receiving any significant royalty income from the joint venture.

5.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at June 30, 1998:

Deposits                                               $   6,594
Real estate deposit                                       42,352
Restaurant design and architectural fees                 138,793
Organizational cost                                        3,000
Earnest deposit for business acquisition                  75,000
                                                       ---------
                                                        $265,739
                                                       =========

The Company has deposited earnest monies of $75,000 with the owner of a barbecue restaurant chain for the opportunity to negotiate a potential
acquisition.   As of June 30, 1998, Company management and the owner were still negotiating a potential deal and upon a successful acquisition the earnest monies will be applied toward the purchase price.

6.   Stockholders' Equity

In June 1998, the 2,500,000 shares of convertible preferred stock were converted into 2,904,722 shares of common stock in accordance with the preferred stock agreement.

During the six months ending June 30, 1998, the Company also issued 223,333 shares of common stock under an asset purchase agreement with an assigned value of $670,000 to the owners of a barbecue restaurant in Asheville, North
Carolina.   The stock issued was in consideration for a five year noncompete agreement valued at $70,000, goodwill valued at $500,000 and various
restaurant equipment valued at $100,000.   The Company anticipates completing
the acquisition of the land, building and improvements sometime in the third
or fourth quarter of 1998.   As of June 30, 1998, the Company had deposited
with the sellers $42,352 toward the purchase price of the real property.
This deposit is presented in other assets on the accompanying balance sheet.

7.   New Accounting Pronouncement

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up
Activities".   The SOP requires that the cost of start-up activities, or one-
time activities that relate to the opening of a new facility and organizational cost be expensed as incurred instead of being capitalized. This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs or organization cost will be reported as a cumulative effect of a change in accounting principle in the statement of operations.

                         REDNECK FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for the Company's products, franchises and success of its restaurants will be dependent on, among other things, market acceptance of the Company's concept, the quality of its food products and restaurant operations and general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.   The Company requires substantial capital
in order to meet its ongoing corporate obligations and in order to continue
and expand its current and strategic business plans.   Initial working
capital has been obtained from the initial sale of the Company's common shares in July 1997 for $.75 per share which raised $156,000, an offering netting approximately $899,000 for 920,000 shares of common stock at $1.00 per share pursuant to Regulation D, Rule 504 and additional capital of $775,000 from the subsequent sale of common stock.

Additionally, since inception the Company has issued 2,500,000 Series A Preferred Shares (for promotional services valued at $50,000), founders stock of 5,100,000 common shares and 1,524,000 common shares for various services
with an aggregate value of approximately $446,000.   The 2,500,000 Series A
Convertible Preferred Shares were converted into common stock of the Company in June 1998 in accordance with the preferred stock agreement upon obtaining certain capitalization thresholds.

For the six months ended June 30, 1998, the Company purchased office and restaurant equipment totaling $34,326 and received proceeds from disposal of
equipment of $1,200.   The Company also invested an additional $15,000 in a
joint venture with Pigs"R"Us and paid expenses of approximately $28,000 which
are to be reimbursed by the joint venture.   The Company has also paid an
additional earnest deposit of $50,000 toward a potential restaurant chain acquisition and a $42,000 deposit on real estate to be acquired under an asset purchase agreement. As a result these activities, the Company used cash for investing activities of approximately $207,000 for the six months ended June 30, 1998.

For the six months ended June 30, 1998, the Company received proceeds from short-term borrowings of $12,000 which were repaid. The Company also received net proceeds from the sale of an additional 428,500
shares of common stock of $775,000.   As a result, the Company had net cash
provided by financing activities of $775,000 for the six months ended June 30, 1998.

For the six months ended June 30, 1997, the Company had no investing or financing during its initial period of inception.

The Company did begin selling its sauces through Wal-Mart Supercenters and
other retailers in December, 1997.   Capital is needed to finance the
production of inventory and receivables for approximately 30 days of sales.

In March, 1998, the Company, through its joint venture partner, Pigs"R"Us,
opened its first restaurant, a Foxworthy's Backyar Bar-B-Q.   As of June 30,
1998, the Company has invested $50,000 in the joint venture. Additionally, the Company has spent considerable funds in continuing to refine the
products, including the gift shop selections, at this unit.   A portion of
such costs incurred directly for the benefit of the joint venture, have been
billed to the joint venture.   All other costs have been expensed or have
been capitalized as development costs.

In March, 1998, the Company entered into an agreement to acquire Woody's Bar-
B-Q restaurants, a 33 unit chain based in Jacksonville, Florida.   The chain
includes seven company operated and twenty six franchised and licensed
locations.   The Company expects to pay $1,600,000 in cash plus approximately
$4,000,000 of Convertible Promissory notes bearing interest at 10% and maturing in one year, subject to adjustment based upon a closing balance
sheet audit.   The notes will be convertible into Common Stock at the lower of $2.93 per Common Share or the average daily closing prices  for the 30
days prior to conversion.   The Company is attempting to raise the required
cash through a private placement of convertible debentures.   The Company
authorized up to $3,000,000 in aggregate principal amount of Series 1 Secured
Convertible Debentures Due 2001.   The Debentures bear interest at 5%,
payable quarterly, and are redeemable at 125% of the principal amount so
redeemed.   The Debentures are convertible at the lower of $2.51 or the average closing bid price of the Common Stock for the 5 previous days multiplied by 70%. Subsequent to June 30, 1998, $1,171,200 in Series 1
Secured Convertible Debentures have been sold.   No assurance can be made
that the financing can be completed or that the closing will occur.

The Company also entered into an agreement to acquire the leasehold estate and equipment of an existing Bar-B-Q restaurant in Asheville, North Carolina that is being converted to a Foxworthy's Smokehouse Grill and will serve as the Company's first corporate unit and as its training and product
development center.   The Company acquired the leasehold and equipment for
$670,000	and expects to spend approximately $210,000 on the conversion.  The unit will open in the fourth quarter of 1998.

Upon the completion of the financing for the Woody's acquisition, the Company will have completed its capital requirements for the operation development
phase.   Additional capital may be required for future restaurant development
and/or future acquisitions that may become available.   The Company intends
to pursue expansion by internal growth or acquisition as capital or business opportunities become available.

Results of Operations.   For the six months ended June 30, 1998, the Company
had a net loss of $1,042,348.   This loss results from continued selling,
general and administrative expenses incurred prior to significant revenue
generation from restaurant and franchise operations and product sales.   Net
sales during the six months were entirely from the sale of food products and
merchandise through various distribution networks.   No significant revenue
from restaurant or franchise operations have been produced as of June 30, 1998.

The Company had amortization of services received from stock issuance of $13,500, expense recognized for stock options granted of $3,751 and
depreciation and amortization of $9,915.   The Company issued common stock of
$202,500 for services.   Due to the commencement of operations, the Company
experienced a decrease in accounts receivable of $39,389, an increase in inventories of $102,244, a decrease in prepaid expenses and other assets of $106,733 and a decrease in accounts payable of $87,986. Additionally, the
Company had a decrease in other accrued expenses of $61,385.   As a result,
for the six months ended June 30, 1998, the Company had net cash used by operating activities of $916,995.

For the six months ended June 30, 1998, the Company had net sales of $111,629
and cost of sales of $74,913.     For the six months ended June 30, 1998, the
Company had selling, general and administrative expenses of $1,085,913 which consisted of compensation and employee benefits ($280,445), consulting expenses ($297,500), contract services($88,774), insurance ($28,993), marketing ($48,732), professional fees ($76,520) rent ($18,238) supplies and postage ($25,295), utilities ($18,937) travel ($81,293) and miscellaneous
($121,186).   These expenses continue to be significant as the Company
attempts to attract additional equity capital and debt financing and develop and implement its initial business plan.

For the six months ended June 30, 1997, the Company had a net loss of $248,073. The losses occurred during the initial inception period of the
Company.  The Company issued common stock of $137,500 for services.   Due to
preparation for the commencement of operations, the Company experienced a decrease in prepaid expenses and other assets of $16,785 and an increase in
accounts payable of $95,158.   Additionally, the Company had an increase in
other accrued expenses of $32,100.   As a result, for the six months ended
June 30, 1998, the Company had net cash used by operating activities of $0.

For the six months ended June 30, 1997, the Company had selling, general and administrative expenses of $248,073 which consisted of compensation and employee benefits ($29,819), consulting expenses ($35,000), contract services($159,540), directors fees ($10,000) supplies and postage ($1,967),
travel ($6,870) and miscellaneous ($4,877).    The expenses were incurred
toward raising the initial capital and development the Company's operating concepts. The Company generated no revenue during this initial period.

Plan of Operation.  The Company is not delinquent on any of its obligations
even though the Company has had limited operating revenues.   The Company
intends to market its products utilizing cash made available from the private
and public sale of its securities.   The Company is of the opinion that
revenues from the sales of its products and joint venture along with proceeds of the sales of its securities will be sufficient to pay its expenses.

Year 2000 Compliance.  The Company has established a plan to address Year
2000 issues.   Successful implementation of this plan will eliminate any
extraordinary expenses related to the Year 2000 issue.   The Company has a
reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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




Date: September 16, 1998                       /s/ David Womick
                                           ----------------------------
                                            David Womick, President