Form 10QSB/A
period 1998-09-27
REDNECK FOODS INC
filed 1998-11-12
CIK 1048057

U.S. SECURITIES AND EXCHANGE COMMISSION
	                             Washington, DC   20549


                                     FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

		For the quarterly period ended September 27, 1998

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from               to

	Commission File Number 0-24093

	                           REDNECK FOODS, INC.
      	(Exact name of Registrant as specified in its Charter)

Delaware	 	                                   56-2035983
(State or other jurisdiction              (I.R.S. Employer
of incorporation                          Identification
or organization)                               number)


1280 Hendersonville Road, Asheville, North Carolina      	             28803
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (828) 277-5577

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

							  X  Yes	      No

	As of September 27, 1998, there were 11,258,991 shares of the Registrant's common stock, par value $0.001 per share, outstanding. The Registrant has no other classes of common equity outstanding.

	Transitional small business disclosure format:

							      Yes   		 X  No

                       REDNECK FOODS, INC.
	                    Asheville, North Carolina

Index


PART I.                                                         Page(s)

FINANCIAL INFORMATION

Item 1.
Financial Statements

Balance Sheet-(Unaudited) as of September 27, 1998                   3

Statements of Operations - (Unaudited)
  for the three and nine months
  ended September 27, 1998 and September 30, 1997                    4

Statements of Cash Flows - (Unaudited) for the nine months
  ended September 27, 1998 and September 30, 1997                    5

Notes to Unaudited Interim Financial Statements                    6-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                       9-13

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings                                            14

Item 2.	Changes in Securities and use of proceeds                    14

Item 3.	Defaults Upon Senior Securities                              14

Item 4.	Submission of Matters to a Vote of Security                  14

Item 5.	Other Information                                            15

Item 6.	Exhibits and Reports on Form 8-K                             15

Signatures                                                          16

REDNECK FOODS, INC.
(A Development Stage Company)
	Balance Sheet
	(Unaudited)

                                                   September 27, 1998
					Assets
Current Assets:
	Cash                                                    $  	18,320
	Accounts receivable                                       		132,132
	Inventories 	                                               	66,712
	Prepaid expenses                                           		28,555
                                                        ---------
		Total current assets                                      		245,719

Office and restaurant equipment, net of
   accumulated depreciation of $8,847                     243,260

Other assets:
	Investment in joint venture                                		50,000
	Goodwill        	                                          500,000
	Noncompete agreement, net of
accumulated amortization of $8,167                         		61,833
	Prepaid expenses and other assets                       1,303,788
                                                      -----------
	   Total assets                                       $ 	2,404,600
                                                      ===========
	Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable                                         $	402,337
	Note payable                                               	15,000
	Accrued expenses                                           		43,269
                                                       ----------
		Total current liabilities                                 		460,606
                                                       ----------
Convertible debentures                                  1,275,000

Commitments and contingencies

Stockholders' equity:
	Convertible Preferred stock ($.001 par value,
  2,500,000 shares authorized, none outstanding)                -
	Common stock ($.001 par value, 100,000,000
     shares authorized; 11,258,991 shares issued
     and outstanding)                                      11,259
	Paid-in capital 		2,956,286
	Deficit accumulated during development stage           		(2,253,551)
	Unearned services                                         		(45,000)
                                                       ----------
		Total stockholders' equity                                		668,994
                                                       ----------
		Total liabilities and stockholders' equity             $	2,404,600
                                                       ==========



The accompanying notes are an integral part of these financial statements.

REDNECK FOODS, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                       For Nine Months Ended                   For Three Months Ended
                             September 27, 1998   September 30, 1997  September 27, 1998   September 30, 1997
Net sales                          $	290,346                    $  	-          $	178,717            $   	-

Cost of sales
Interest earning deposits           		193,614                        		-          		118,701                		-
                                   --------                    -----         --------            -----
   	Gross profit                      		96,732                        		-           		60,016                		-

Selling, general and
   administrative expenses        		1,698,217                  		405,796          		612,304          		157,723
                                  ---------                  -------          -------          -------
				Operating loss                   		(1,601,485) 		               (405,796)        		(552,288)        		(157,723)

Other income (expenses):
	Interest income                       		2,371                      		203              		127 		             203
	Royalty income  		                     10,756                        		-            		5,010                		-
	Interest expense                     		(8,460)                    		(354)          		(8,460)            		(354)
	Loss on equipment disposal	Other      		(1,141)                       		-                		-                -
                                  ---------                  -------          -------          -------
	   			Other income (expenses), net       		3,526                     		(151)          		(3,323)            		(151)

				Loss before income tax benefit   		(1,597,959)                		(405,947)        		(555,611)        		(157,874)

Income tax benefit                        		-                        -                		-                		-
                                -----------                ---------        ---------        ---------
				Net loss                        $	(1,597,959)               $	(405,947)       $	(555,611)       $	(157,874)
                                ===========                =========        =========        =========

Basic and diluted loss per share      $(.18)                   $(.07)           $(.05)           $(.02)

Weighted average shares           9,063,701                5,712,176       11,257,127        6,670,304
















The accompanying notes are an integral part of these financial statements.

REDNECK FOODS, INC. AND SUBSIDIARY
(A Development Stage Company)
	Statements of Cash Flows
	(Unaudited)

                                                                 Nine Months Ended
	                                 					                    September 27, 1998      September 30, 1997
Operating activities:
	Net loss		                                                $	(1,597,959)              $	(405,947)

	Adjustments to reconcile net loss to net cash
		used by operating activities:
		Recognition of unearned services 		                            13,500                       		-
		Expense recognized for stock options granted                  		5,625                       		-
		Depreciation and amortization		                                		16,010                     		250
		Loss on disposal of equipment		                                 		1,141                       		-
		Common stock issued in exchange for services                		207,060                 		207,190
		Changes in operating assets and liabilities:
			Increase in accounts receivable	                              		(5,498)                      -
			Decrease (increase) in prepaid expenses and other assets     		83,567                		(119,559)
			Increase in inventories	(                                    		(65,032)                      		-
			Increase (decrease) in accounts payable		                     		252,345                   		5,513
			Increase (decrease ) in accrued expenses		                    		(28,818)                 		68,655
                                                          ---------                 -------
				Net cash used by operating activities		                    		(1,118,059)               		(243,898)
                                                          ---------                 -------
Investing activities:
	Proceeds from disposal of equipment		                           		1,200                       		-
	Purchase of office and restaurant equipment	   	             		(119,337)                 		(9,360)
	Investment in joint venture	                                 		(15,000)                      		-
	Advances to joint venture	                                   		(27,777)                      		-
	Earnest money deposits for business acquisition            		(795,930)                		(50,000)
	Increase in other assets		                                   		(122,711)                		(52,419)
                                                          ---------                 -------
				Net cash used by investing activities		                    		(1,079,555)               		(111,779)
                                                          ---------                 -------
Financing activities:
	Net proceeds from sale of common stock                      		775,000                 		117,000
	Proceeds from stock subscription deposits                         		-                 		500,000
	Proceeds from convertible debentures                      		1,028,810                       		-
	Proceeds from short-term borrowings                          		37,000                  		50,000
	Repayment of short-term borrowings                          		(22,000)                		(50,000)
                                                          ---------                 -------
				Net cash provided by financing activities		                 		1,818,810                 		617,000

				Increase (decrease) in cash and cash equivalents		           		(378,804)                		261,323

Cash and cash equivalents at beginning of period		5,          		397,124                       		-
                                                          ---------                 -------

Cash and cash equivalents at end of period		                  $	18,320                $	261,323
                                                          =========                ========

Noncash Investing and financing activities:

	Preferred stock converted to common stock                     		2,500                       		-
	Common stock issued for equipment,
   goodwill and noncompete agreement                       $	670,000                  $    -



The accompanying notes are an integral part of these financial statements.

REDNECK FOODS, INC.
(A Development Stage Company)
Notes to Unaudited Interim Financial Statements

September 27, 1998 and September 30,1997

1.	Organization

	Nature of Operations - Redneck Foods, Inc. (the "Company") is a development stage company that was organized in January 1997 in the state of
Delaware. It intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Backyard Bar-B-
Q". The Company intends to initially acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. The
Company also intends to produce, market, and distribute food products using the "Foxworthy" name.

2.	Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statements of operations, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year.

In the third quarter of 1998, the Company changed to a fiscal calendar based on a 52-53 week year with the fiscal year ending on the Sunday closest to December 31 of each year. Management does not believe this effects the comparability of the financial statements.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Company for the year ended December 31, 1997.

3.	Income Taxes

	The Company files its federal and State income tax returns on a calendar year basis. No provision for income tax benefit has been provided for in the accompanying interim unaudited statements of operations because of the
Company's uncertainty regarding the utilization of its operating losses.
Accordingly, a valuation allowance for the deferred tax asset has been recognized at September 27, 1998.
4.	Joint Venture

	In March 1998 the Company has entered into a joint venture agreement to own and operate the first barbecue restaurant under the "Foxworthy's
Backyard Bar-B-Q" concept. The Company contributed $50,000 to the joint venture through September 27, 1998 for its 10% interest and has not yet begun receiving any significant royalty income from the joint venture.
The Company plans to acquire the remaining interest in the joint venture in the fourth quarter of 1998 pursuant to an agreement with its joint venture partner whereby common shares will be issued after the completion of an audit. The Company has agreed to manage the operations until the final audit is complete and the shares of common stock have been issued.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of following at September 27, 1998:


Deposits                      $	13,034
Real estate deposit            42,352
Restaurant design and
   architectural fees         	131,282
Debt issuance cost            246,190
Earnest money deposit for
  business acquisition        870,930
                          -----------
                           $1,303,788


On September 11, 1998, the Company obtained an extension relating to its ongoing negotiations to acquire all of the stock of Woody's Bar-B-Q Holdings, Inc.("Woody's"), a 33 unit chain of barbecue restaurants based in Jacksonville, Florida. To obtain this extension, the Company agreed to release to the selling shareholders of Woody's $870,930, representing the net funds held in escrow at that time. The parties have verbally extended the agreement until December 31, 1998 to the give the Company additional time to raise the necessary funding. The parties have also verbally agreed to have the Company manage the business of Woody's under certain prudent industry practices guidelines. A formal written agreement to document this is being finalized.

6.	Secured Convertible Debentures

	In order to fund the cash portion of the proposed acquisition of Woody's, the
Company authorized the issuance of up to $3 million in aggregate principal amount of Series 1 Secured Convertible Debentures due 2001 (the
"Debentures"). The Debentures bear interest at 5% per annum, payable quarterly, and are redeemable after 2 years at 125% of the principal amount sold. The Debentures are convertible, subject to certain adjustments, at the lower of (1) $2.51 per share or (2) 70% of the average of the closing bid price of the stock for the previous five (5) trading days. As of
September 27, 1998, $1,275,000 in Debentures have been sold.

7.	Stockholders' Equity
In June 1998, the 2,500,000 shares of convertible preferred stock were converted into 2,904,722 shares of common stock in accordance with the preferred stock agreement.

During the nine months ending September 27, 1998, the Company also issued 223,333 shares of common stock under an asset purchase agreement with an fair market value of $670,000 to the owners of a barbecue restaurant in Asheville, North Carolina. The stock issued was in consideration for a five year noncompete agreement valued at $70,000, goodwill valued at $500,000 and various restaurant equipment valued at $100,000. The Company anticipates completing the acquisition of the land, building and improvements sometime in the fourth quarter of 1998. As of September 30, 1998, the Company had deposited with the sellers $42,352 toward the purchase price of the real property. This deposit is presented in other assets on the accompanying balance sheet.

During the nine months ending September 27, 1998, the Company sold 428,500 additional shares of common stock for net proceeds of $775,000 and issued 110,436 shares in exchange for services which have been expensed at the fair market value of the shares on the date of issuance.

8.		New Accounting Pronouncement

		In April 1998, the American Institute of Certified Public Accountants issued
Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up
Activities". This SOP requires that the cost of start-up activities, or one-
time activities that relate to the opening of a new facility and organizational cost be expensed as incurred instead of being capitalized.
This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs or organization cost will be reported as a cumulative effect of a change in accounting principle in the statement of operations.

9.		Commitments and Contingencies

		The agreement with Mr. Foxworthy provided that if the Company had not raised
$2.5 million of initial capital by June 30, 1998, Mr. Foxworthy had the right to withdraw the use of his name and likeness. As of June 7, 1998, the initial capital had been raised and, accordingly, this contingency was removed.

Item 2.
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital and Source of Liquidity. The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Initial working capital has been obtained from the initial sale of the Company's common shares in July 1997 for $.75 per share which raised $156,000, an offering netting approximately $899,000 for 920,000 shares of common stock at $1.00 per share pursuant to Regulation D, Rule 504, and additional capital of $775,000 from the subsequent sale of common stock. The Company also raised a net of $1,028,810 in August and September 1998 from the sale of Series 1 Secured Convertible Debentures Due 2001. The Debentures bear interest at 5% per annum, payable quarterly, and are convertible into common stock at the lesser of $2.51 or 70% of the average closing bid price for the preceding 5 consecutive trading days.

Additionally, since inception the Company has issued 2,500,000 Series A Convertible Preferred Shares (for promotional services valued at $50,000), founders stock of 5,100,000 common shares and 1,526,436 common shares for various services with an aggregate value of approximately $451,000. The 2,500,000 Series A Preferred Shares were converted into common stock by the Company in June 1998 in accordance with the preferred stock agreement upon obtain certain capitalization thresholds.

For the nine months ended September 27, 1998, the Company purchased office and restaurant equipment totaling $119,337 and received proceeds from disposal of equipment of $1,200. The Company also invested an additional $15,000 in a joint ventures with Pigs-R-Us and paid expenses of approximately $28,000 which are to be reimbursed by the joint venture. The Company has also paid an additional earnest money deposit of $796,000 toward a potential restaurant chain acquisition and had an increase in other assets of $123,000. As a result of these activities, the Company used cash for investing activities of approximately $1,080,000 for the nine months ended September 27, 1998.

For the nine months ended September 30, 1997, the Company purchased office and restaurant equipment of $9,000, paid an earnest money deposit of $50,000 toward the potential business acquisition, and had an increase in other assets of $52,000. As a result of these activities, the Company used cash for investing activities of approximately $112,000 for the nine months ended September 30, 1997.

For the nine months ended September 27, 1998, the Company received proceeds from short-term borrowings of $37,000 of which $22,000 has been repaid. The Company also received proceeds of $775,000 from the sale of an additional 428,500 shares of common stock and raised $1,028,810 from the sale of $1,275,000 of Series 1 Secured Convertible Debentures Due 2001. As a result of these activities, the Company reported net cash provided by financing activities of $1,818,810 for the nine months ended September 27, 1998.

For the nine months ended September 30, 1997, the Company received proceeds from short-term borrowings of $50,000, which was repaid. The Company also received proceeds from the sale of stock for $117,000 and $500,000 in stock subscription deposits for shares sold pursuant to Regulation D, Rule 504 which were issued in October 1997. As a result, the Company reported net cash provided by financing activities of $617,000 for the nine months ended September 30, 1997.

The Company began selling its sauces through Wal-Mart Supercenters in December 1997 and through a regional grocery chain in the third quarter of 1998. Capital is needed to finance the production of inventory and receivables for approximately 30 days of sales.

In March 1998, the Company, through its joint venture partner, Pigs-R-Us, opened its first restaurant, a Foxworthy's Backyard Bar-B-Q. As of September 27, 1998, the Company had contributed $50,000 to the joint venture. Additionally, the Company has spent considerable funds in continuing to refine the products, including the gift shop selections, at this unit. A portion of such costs incurred directly for the benefit of the joint venture has been billed to the joint venture. All other costs have been expensed or have been capitalized as development costs. The Company plans to acquire the remaining interest in the joint venture in the fourth quarter of 1998 pursuant to an agreement with its joint venture partner whereby shares of common stock will be issued after the completion of an audit. The Company has agreed to manage the operations until the final audit is complete and the shares of common stock have been issued.

In March 1998, the Company entered into an agreement to acquire Woody's Bar-B-Q restaurants, a 33-unit chain based in Jacksonville, Florida. The chain includes seven company operated and 26 franchised and licensed locations. The Company expects to pay $2,000,000 in cash plus issuing approximately $3,400,000 of Convertible Promissory Notes bearing interest at 10% and maturing in one year, subject to adjustment based upon a closing audit. The Notes will be convertible into shares of common stock at the lower of $2.93 per share or the average daily closing bid prices for the 30 days prior to conversion. The Company is attempting to raise the required cash through a private placement of convertible debentures and other sources. The Company authorized the issuance of up to $3,000,000 in aggregate principal amount of Series 1 Secured Convertible Debentures Due 2001. The Debentures bear interest at 5% per annum, payable quarterly, and are redeemable after two years at 125% of the principal amount so sold. The Debentures are convertible at the lower of $2.51 or the average closing bid price of the common stock for the 5 previous trading days multiplied by 70%. In August and September 1998, the Company sold $1,275,000 of Series 1 Secured Convertible Debentures Due 2001. No assurance can be made that the financing can be completed or that the closing will occur.

In February 1998, the Company also entered into an agreement to acquire the leasehold interest and equipment of an existing barbecue restaurant in Asheville, North Carolina that is being converted to a Foxworthy's Smokehouse Grill and will serve as the Company's training and product development center for this restaurant concept. In addition, the former owners signed a five year noncompete agreement. The Company acquired these tangible and intangible assets by issuing $670,000 worth of Company's common stock and expects to spend approximately an additional $210,000 on the conversion. The unit is expected to open in the fourth quarter of 1998.

The Company needs to raise approximately $1,200,000 to complete the acquisition of Woody's. Additionally, the Company needs working capital for corporate expenditures of approximately $1,000,000 or more over the next 12 months to fund the ongoing development of the Company's business plan. Upon completion of the Woody's acquisition, the Company will have completed its capital requirements for its operations development phase. Additional capital may be required for future restaurant development and/or future acquisitions that may become available. The Company intends to pursue expansion by internal growth or acquisition, as capital and business opportunities become available.

Results of Operations. For the nine months ended September 27, 1998, the Company had a net loss of $1,597,959. This loss resulted from continued selling, general and administrative expenses incurred prior to the generation of significant revenues from restaurant or franchise operations, or from product sales. Net sales for the nine months were primarily from the sale of food products and merchandise through various distribution networks. No significant revenues from restaurant or franchise operations have been produced for the period ended September 27, 1998.

In the nine months ended September 27, 1998, the Company recognized unearned services received from stock previously issued for $13,500, expenses of $5,625 for stock options previously granted at a discount, depreciation and amortization expense of $16,010 and a loss on disposal of equipment of $1,141. The Company also issued shares of common stock valued at $207,060 for services provided and expensed. Operationally, the Company had a increase in accounts receivable of $5,498, a decrease in prepaid expenses and other assets of $83,567, an increase in inventories in anticipation of opening a new unit in Asheville, NC of $65,032, and an increase in accounts payable of $252,345 resulting from ongoing expenses, including continued product and restaurant design and development and the administrative costs associated with the assumption of the management of Woody's, without generating substantial revenues. Accrued expenses decreased by $28,818 primarily from the payment of salaries accrued in 1997 for the president and two other officers. As a result, for the nine months ended September 27, 1998, the Company reported net cash used by operating activities of $1,118,059.

For the nine months ended September 27, 1998, the Company has net sales of $290,346 and cost of sales of $193,614, reflecting the expected high cost of sales on product and food sales during the early phases. Selling, general and administrative expenses of $1,698,217 consisted primarily of compensation and benefits of $427,674, consulting expenses of $303,132, contract services of $128,348, insurance of $52,506, marketing of $100,751, professional fees of $173,612, restaurant development expense of $196,526, and travel and stockholder relations of $200,235. These expenses continue to be significant as the Company attempts to attract additional equity and debt financing and to develop and implement its initial business plan.

For the nine months ended September 30, 1997, the Company had a net loss of $405,947. This loss occurred during the initial start up period of the Company. The Company issued shares of common stock valued at $207,190 in exchange for services. Because of the start up nature during this period, the Company experienced an increase in prepaid expenses and other assets of $119,559 primarily related to prepaid insurance and consulting fees. Accounts payable increased by $5,513 and accrued expenses increased $68,655 for accrued payroll cost. As a result, for the nine months ended September 30, 1997, the Company reported net cash flow used by operating activities of $243,898.

For the nine months ended September 30, 1997, the Company generated no revenues during this initial period of operations. The Company had selling, general and administrative expenses of $405,796, which consisted of compensation and benefits of $102,458, consulting expenses of $80,000, contract services of $117,349, directors' fees of $15,000, and professional fees of $45,786. The expenses were incurred as the Company hired its initial personnel, engaged professionals to assist with the development of its operating concepts and started its search for potential investors.

Plan of Operation. The Company is not delinquent in any of its obligations even though the Company has generated limited operating revenues. However, the Company is currently outside of normal vendor terms and continues to negotiate with vendors while the management continues its efforts to raise capital. The Company intends to market its products utilizing cash made available from the private and public sale of its securities. The Company's management is of the opinion that revenues from the sale of its products, the revenues from the opening of the Asheville, North Carolina restaurant and the proceeds of the sales of its securities will be sufficient to pay its expenses until additional restaurants can be added pursuant to the initial business plan.

On a long term basis, the Company's liquidity is dependent on continuation and expansion of operations, revenue generation, additional infusions of capital and potential debt financing. Company management believes that additional capital and debt financing in the short term will allow it to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future.

Year 2000 Compliance Issues. The Company has established a plan to address Year 2000 issues. This plan encompasses the phases of awareness, assessment, renovation, validation and implementation. These phases will enable the Company to identify risks, develop action plans, perform adequate testing and determine if its processing systems will be Year 2000 ready. Successful implementation of this plan are expected to mitigate any extraordinary expenses related to the Year 2000 issue. The Company has a reasonable basis to preclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial conditions. This basis is due to the fact that the Company has or is installing all new information technology systems, including computer hardware and software which are Year 2000 compliant. This is the first generation of equipment and software for the Company since it has just recently began operations. It also plans that restaurant operations as they begin will utilize state of the art point of sale equipment.

The Company plans to contact all material customers, vendors, suppliers and non-information technology suppliers regarding their Year 2000 state of readiness. This process will be conducted over the next six to nine months. No assurance can be given that the Year 2000 compliance plan will be completed successfully by the Year 2000. The Company's current contingency plan is simplistic and involves operating on a manual basis for a short period of time without interruption of service or quality.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers and customers Year 2000 readiness.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be a party to various legal proceedings incident to its or their business. At September 27, 1998, there were no legal proceedings to which the Company was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.	Changes in Securities

							None

Item 3.	Defaults Upon Senior Securities

							None

Item 4.	Submission of Matters to a Vote of Security Holders

On July 9, 1998, the Company held its Annual Meeting of Stockholders to elect directors and to select the firm of Crisp Hughes Evans LLP as Independent Certified Accountants for the year ended December 31, 1998. The number of shares eligible to vote as of the Record Date, June 15, 1998, was 7,931,999.

The following individuals were elected as directors, each for the term indicated:

         Directors
           Name                     Term

           David Womick            	2 years
         John P. Williams          2 years
           Samuel J. Fox           	2 years
          Erich K. Schmid          1 year
         James E. Scheifley        1 year


All directors were elected by unanimous vote of the 5,814,106 shares represented in person or by proxy. The above individuals constitute all of the members of the Company's Board of Directors.

The resolution to select Crisp Hughes Evans LLP as Independent
Certified Accountants for the year ended December 31, 1998 was passed with 5,809,106 shares voting for such selection and 5,000 shares abstaining from voting.


Item 5.	Other Information

							None

Item 6.	Exhibits and Reports on Form 8-K

							No Exhibits


A current report on Form 8-K was filed on September 25, 1998 to report that the Company had released $870,930 held in escrow to the shareholders of Woody's Bar-B-Q Holdings, Inc. to extend the closing of the acquisition by the Company of all of the outstanding stock of Woody's. The Form 8-K included as exhibits the Exchange of Stock/Purchase Agreement and extensions. No financial statements were filed.

                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Redneck Foods, Inc.



Date  November 11, 1998

By /s/ David Womick
  		 David Womick
  		(President and Chief Executive Officer)