Form 10QSB
period 1998-09-27
REDNECK FOODS INC
filed 1998-11-16
CIK 1048057

U.S. SECURITIES AND EXCHANGE COMMISSION
	                             Washington, DC   20549


                                     FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

		For the quarterly period ended September 27, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

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

REDNECK FOODS, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                       For Nine Months Ended                   For Three Months Ended
                                  Sept. 27, 1998    Sept. 30, 1997     Sept. 27, 1998   Sept. 30, 1997
Net sales                           $ 290,346           $     -             $ 178,717        $ 	 -

Cost of sales
Interest earning deposits             193,614                 -               118,701               -
                                     --------             -----              --------        --------
  Gross profit                         96,732                 -                60,016               -

Selling, general and
   administrative expenses          1,698,217           405,796               612,304         157,723
                                    ---------           -------               -------         -------
   Operating loss                  (1,601,485)         (405,796)             (552,288)       (157,723)

Other income (expenses):
	Interest income                        2,371               203                   127             203
	Royalty income                        10,756                 -                 5,010               -
	Interest expense                      (8,460)             (354)               (8,460)           (354)
	Loss on equipment
           disposal                    (1,141)                -                     -               -
                                    ---------           -------               -------         -------
    Other income (expenses), net        3,526              (151)               (3,323)           (151)

    Loss before income tax benefit (1,597,959)         (405,947)             (555,611)       (157,874)

Income tax benefit                          -                 -                     -               -
                                  -----------         ---------             ---------       ---------
Net loss                          $(1,597,959)        $(405,947)            $(555,611)      $(157,874)
                                  ===========         =========             =========       =========

Basic and diluted loss per share        $(.18)           $ (.07)              $ (.05)          $ (.02)

Weighted average shares             9,063,701         5,712,176           11,257,127        6,670,304
















The accompanying notes are an integral part of these financial statements.

REDNECK FOODS, INC. AND SUBSIDIARY
(A Development Stage Company)
	Statements of Cash Flows
	(Unaudited)

                                                                    Nine Months Ended
                                                     September 27, 1998      September 30, 1997
Operating activities:
Net loss                                               $ (1,597,959)               (405,947)

Adjustments to reconcile net loss to net cash
   used by operating activities:
Recognition of unearned services                             13,500                       -
Expense recognized for stock options granted                  5,625                       -
Depreciation and amortization                                16,010                     250
Loss on disposal of equipment                                 1,141                       -
Common stock issued in exchange for services                207,060                 207,190
Changes in operating assets and liabilities:
Increase in accounts receivable                              (5,498)                      -
Decrease (increase) in prepaid expenses and other assets     83,567                (119,559)
Increase in inventories                                     (65,032)                      -
Increase (decrease) in accounts payable                     252,345                   5,513
Increase (decrease ) in accrued expenses                    (28,818)                 68,655
                                                          ---------                 -------
Net cash used by operating activities                    (1,118,059)               (243,898)
                                                          ---------                 -------
Investing activities:
Proceeds from disposal of equipment                           1,200                       -
Purchase of office and restaurant equipment                (119,337)                 (9,360)
Investment in joint venture                                 (15,000)                      -
Advances to joint venture	                                 (27,777)                      -
Earnest money deposits for business acquisition            (795,930)                (50,000)
Increase in other assets                                   (122,711)                (52,419)
                                                          ---------                 -------
Net cash used by investing activities                    (1,079,555)               (111,779)
                                                          ---------                 -------
Financing activities:
Net proceeds from sale of common stock                      775,000                 117,000
Proceeds from stock subscription deposits                         -                 500,000
Proceeds from convertible debentures                      1,028,810                       -
Proceeds from short-term borrowings                          37,000                  50,000
Repayment of short-term borrowings                          (22,000)                (50,000)
                                                          ---------                 -------
Net cash provided by financing activities		               1,818,810                 617,000

Increase (decrease) in cash and cash equivalents           (378,804)                261,323

Cash and cash equivalents at beginning of period            397,124	                  -
                                                          ---------                 -------

Cash and cash equivalents at end of period                 $ 18,320               $ 261,323
                                                          =========                ========

Noncash Investing and financing activities:

Preferred stock converted to common stock                     2,500                       -
Common stock issued for equipment,
   goodwill and noncompete agreement                      $ 670,000                  $    -



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

5  Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of following at September 27, 1998:


Deposits                  $    13,034
Real estate deposit            42,352
Restaurant design and
   architectural fees         131,282
Debt issuance cost            246,190
Earnest money deposit for
  business acquisition        870,930
                          -----------
                           $1,303,788


On September 11, 1998, the Company obtained an extension relating to its ongoing negotiations to acquire all of the stock of Woody's Bar-B-Q Holdings, Inc.("Woody's"), a 33 unit chain of barbecue restaurants based in Jacksonville, Florida. To obtain this extension, the Company agreed to release to the selling shareholders of Woody's $870,930, representing the net funds held in escrow at that time. The parties have verbally extended the agreement until December 31, 1998 to give the Company additional time to raise the necessary funding. The parties have also verbally agreed to have the Company manage the business of Woody's under certain prudent industry practices guidelines. A formal written agreement to document this is being finalized.

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

8.  New Accounting Pronouncement

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities". This SOP requires that the cost of start-up activities, or one-time activities that relate to the opening of a new facility and organizational cost be expensed as incurred instead of being capitalized. This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs or organization cost will be reported as a cumulative effect of a change in accounting principle in the statement of operations.

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

For the nine months ended September 27, 1998, the Company purchased office and restaurant equipment totaling $119,337 and received proceeds from disposal of equipment of $1,200. The Company also invested an additional $15,000 in a joint venture with Pigs-R-Us and paid expenses of approximately $28,000 which are to be reimbursed by the joint venture. The Company has also paid an additional earnest money deposit of $796,000 toward a potential restaurant chain acquisition and had an increase in other assets of $123,000. As a result of these activities, the Company used cash for investing activities of approximately $1,080,000 for the nine months ended September 27, 1998.

For the nine months ended September 30, 1997, the Company purchased office and restaurant equipment of $9,000, paid an earnest money deposit of $50,000 toward the potential business acquisition, and had an increase in other assets of $53,000. As a result of these activities, the Company used cash for investing activities of approximately $112,000 for the nine months ended September 30, 1997.

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


  Redneck Foods, Inc.



Date  November 11, 1998

By /s/ David Womick
   ----------------------------
       David Womick
      (President and Chief Executive Officer)