Form 10KSB
period 1998-12-31
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 1998

                         Commission File Number: 0-24093

                               Redneck Foods, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            DELAWARE                                     58-2035983
      ----------------------                             ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

               1605 Stoner Avenue, Suite 3, Los Angeles, CA 90025
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

                                  (310)473-9146
                               ------------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes                    No   X
              -----                 -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


          Yes   X                No
              -----                 -----


The issuer's had revenues of $-1,965,737.67 for the year ended December 31, 1998.

THE  COMPANY

The Company was incorporated in Delaware on January 31, 1997. The Company is authorized to issue Twenty Million (20,000,000) Common Shares, $.001 par value. The Company is also authorized to issue Two Million Five Hundred (2,500,000) Preferred Shares, $.001 par value. Pursuant to a Special Meeting of the Shareholders held on July 22, 1997, the Company filed an amendment to the Articles of Incorporation increasing the authorized Common Shares of the Company to One Hundred Million (100,000,000).

The Company's executive offices are located at 1605 Stoner Avenue, Suite 3, Los Angeles, CA 90025. These offices consist of 1400 square feet which are leased beginning October, 2000 at the monthly lease price of $2650.00 which is terminable on a thirty day written notice.

There  are  presently  outstanding  11,482,699  Common  Shares.

Corporate Operations. The Company is a newly formed company, which currently intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q," The Company intends initially to acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. The Company also intends to market and distribute barbecue sauces and salsas under trademarks using the "Foxworthy" name and may also, at a later time, distribute other food products which are related to the restaurant menu.

License Agreement. On February 4, 1997, the Company entered into a license agreement with Jeff Foxworthy whereby Mr. Foxworthy licensed the use of his name and likeness. In consideration for the license agreement, the Company issued 2,500,000 of its Series A Preferred Stock under the terms of a Stock Purchase Agreement. The term of the license agreement is 50 years unless sooner terminated  by  the  occurrence  of  any  of  the  following:

     a. a material breach by the Company of the license agreement, the Stock Purchase Agreement or any of the transaction documents, if the breach is not cured within 30 days of receipt from Foxworthy of written notice thereof.

     b. at the option of Foxworthy, upon a material breach by David Womick of his obligations under Mr. Womick's employment agreement within the first three years after opening of the first restaurant, which breach has not been cured within 30 days of receipt from Foxworthy of written notice thereof.

     c. Upon receipt of written notice from Foxworthy in the event the Company commits any act or omission, is subject to any claim or occurrence or is involved in any circumstances that would cause the continued association of the Company with the licensed material to be detrimental to the value of the licensed material or to Mr. Foxworthy's image or reputation as determined by Foxworthy in his sole and absolute discretion.

     d. The failure of the Company to continually operate the restaurants and manage the franchise according to the policies, practices and standards agreed to by the parties pursuant to the terms of the Stock Purchase Agreement.

     e. The failure of the Company and/or Mr. Womick to raise the Investment Capital, on or before June 30, 1998, and otherwise pursuant to the terms provided in the Stock Purchase Agreement; or

     f. The failure of the Company to comply with any laws and regulations, the consequences of which are materially adverse to the Company.

As of June 7, 1998, the Investment Capital had been raised and Mr. Foxworthy's Series A Convertible Preferred Stock was automatically converted to Common Shares as per the Series A Convertible Stock Purchase Agreement.

Upon termination or expiration of the License Agreement, all license rights granted to the Company shall terminate and the Company shall immediately thereafter discontinue all use of the licensed material. Mr. Foxworthy shall have the right to purchase any inventory of the licensed products in the Company's possession as of the date of termination. If Mr. Foxworthy does not purchase all of the Company's existing inventory of the licensed products, then not withstanding the termination of the license agreement, the Company shall have the right ot continue to use the licensed material in connection with the advertisement, distribution, and sale of its existing inventory of licensed products for a period of 120 days after termination, provided that such advertisement, distribution and sale is done only by means of and through then-existing distribution channels and in all other respects in accordance with all the terms and conditions contained in the license agreement.

Development of Corporate Owned Restaurants. The Company intends to develop a chain of corporate owned restaurants under the name of "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q."

Implementation of Restaurant Franchising Program. The Company intends to build additional corporate owned restaurants and develop and implement a restaurant franchising program on a nationwide basis.

Acquisition  of  Existing Barbecue Restaurants.   The Company intends to acquire
existing barbecue restaurants for conversion to either "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q" concepts.

In March, 1998, the Company paid an escrow deposit of $25,000 in connection with negotiations with Woody's Bar-B-Q, a barbecue restaurant chain of seven company operated and twenty-six franchised barbecue restaurants in Jacksonville, Florida which the Company was seeking to acquire. The Company forfeited the escrow deposit when the agreement terminated without being consummated.

The agreement has been verbally extended while the parties finalize negotiations regarding the purchase by the Company of a percentage interest in Woody's equal to the cash the Company has already delivered to the Woody's shareholders and negotiations of a management agreement based upon the parties desire to have the Company manage the affairs of Woody's until the final closing can occur.

The Company continues to seek possible restaurant acquisition candidates as per the Company's business plan, although it has not executed any definitive agreements to acquire any business other than Woody's Bar-B-Q and the restaurant to be acquired from the joint venture.

Products.   The  Company's  sauces will be produced and marketed under the "Jeff
Foxworthy's  Bar-B-Q  Sauce"  brand.   The  first  three  sauces  are:

     Original  Redneck.  An  original  mild  tomato  and  molasses  based sauce.

     Redneck Hot. A hot spicier version of "Original Redneck" sauce. Tangy Mustard. A tangy mustard based sauce that was developed to be used as a barbecue sauce, salad dressing and a dipping sauce.

The Company has entered into an agreement with PicNik Foods, Inc. located in Montgomery, Alabama to manufacture these sauces. It is believed that this manufacturer has sufficient capacity to process, pack and ship the anticipated sales volume of the sauces. Other manufacturers are available to manufacture the sauces, if needed.

The Company has determined the retail and wholesale prices of its products, however, the prices vary from store to store.

The Company has retained food brokers to assist the Company in the development and distribution of products expected to be developed that are related to the menu and concept.

Marketing. The Company shall rely primarily on print, television and radio advertising along with sampling at retail outlets to initially attract customers to buy its products and, in the future, to eat at its restaurants. The Company may also use distinctive exterior signage and off-site billboards.

Promotion Agreement. On February 4, 1997, the Company entered into a promotion agreement with Jeff Foxworthy whereby the Mr. Foxworthy will provide the Company with certain promotional appearances and services. For a period of five years, Mr. Foxworthy agrees to serve, without charge, but subject to applicable union and guild minimums, as the feature actor in four commercials per year promoting the restaurants and the franchise. The commercials may be aired on local or national television or radio or both. During the term of the agreement, Mr. Foxworthy shall not directly or indirectly provide promotional appearances or services to any business which competes with the Company's business of owning and managing restaurants that feature barbecue style as their primary cuisine and marketing and selling barbecue-related food products. The promotion agreement has the same termination features as the License Agreement discussed above.

Consulting Agreement. On February 4, 1997, the Company entered into a consulting agreement with J.P. Williams to provide the Company with consulting advice and services with respect to the promotion and merchandising of the Company's proposed restaurants and the food products of the Company. The Company pays J. P. Williams an annual consulting fee of $10,000, as a base fee. In addition to the base fee plus reasonable expenses, J.P. Williams may be entitled to a potential bonus, the amount of which, if any, shall be determined by the Board of Directors of the Company, in its sole and absolute discretion.

Additionally, Mr. Williams has been granted options to acquire 540,000 shares of common stock of the Company. Mr. William's interest in such options shall vest in equal monthly installments on the first day of each month over the three year term of the consulting agreement. The options expire ten years from the date of the grant.

Distribution. The Company's products are specifically designed for national distribution through grocery stores, gift shops, discount outlets and restaurants.

Buyer-Broker  Agreement.   On  April  16,  1997,  the  Company  entered  into  a
Buyer-Broker agreement with Business Intermediary Services, Ltd., a business controlled by Mr. Erich Schmid, a director of the Company, to locate businesses or properties to be purchased by the Company. The term of the agreement is twenty four (24) months. Pursuant to the Buyer-Broker Agreement, the Company shall pay an accomplishment fee based on a percentage of the total purchase price paid by the Company. The accomplishment fee structure is:

5%  of  total  purchase  price  up  to  $1,000,000;  plus
4%  of  total  purchase  price  between  $1,000,000  and  $2,000,000;  plus
3%  of  total  purchase  price  between  $2,000,000  and  $3,000,000;  plus
2%  of  total  purchase  price  between  $3,000,000  and  $4,000,000;  plus
1%  of  total  purchase  price  in  excess  of  $4,000,000.

Pursuant to this agreement, the Company paid Business Intermediary Services, Ltd. $30,000 on February 16, 1998 in connection with the acquisition of the Asheville, North Carolina restaurant. Additionally, Business Intermediary Services, Ltd. will be entitled to a fee in the event the acquisition of Woody's Bar-B-Q, Inc. is consummated.

Stock Purchase Letter Agreement. On September 11, 1998, the Company obtained an extension relating to its ongoing negotiations to acquire all of the stock of Woody's Bar-B-Q Holdings, Inc., a 33-unit chain based in Jacksonville Florida. To obtain this extension, the Company agreed to release to the selling shareholders of Woody's $870,930, representing the net funds held in escrow at that time. The Company expects to pay a total of $2,000,000 in cash plus approximately $3,400,000 of Convertible Promissory Notes (the "Notes") bearing interest at 10% and maturing in one year. The final purchase price is subject to adjustment based upon a closing balance sheet audit. The Notes are convertible into Common Stock at the lower of $2.93 per Common Share or the average daily closing prices for the 30 days prior to conversion. Additionally, the Company will issue Warrants to the Selling Shareholders to acquire 500,000 shares of the Company's Common Stock at the lower of $1.71 (the bid price of the Company's Common Stock on September 24, 1998, the date a further extension was executed) or the Conversion Price identified in the Notes. Mr. David Womick, President of Redneck Foods, Inc., and his wife have also agreed to guarantee the Notes and they have agreed to pledge 1,000,000 of their Redneck Common Shares as additional collateral. The Company and the Sellers extended the closing 3 times until October 8, 1998 to facilitate the raising of the necessary capital to close the transaction. The agreement has been verbally extended while the parties finalize negotiations regarding the purchase by the Company of a percentage interest in Woody's equal to the cash the Company has already delivered to the Woody's shareholders and negotiations of a management agreement based upon the parties desire to have the Company manage the affairs of Woody's until the final closing can occur.

The Company is attempting to raise the required cash through a private placement
of  convertible  debentures.   The  Company  authorized  up  to  $3,000,000  in
aggregate principal amount of Series 1 Secured Convertible Debentures Due 2001 (the "Debentures"). The Debentures bear interest at 5% per annum, payable quarterly, and are redeemable at 125% of the principal amount so redeemed.
Subsequent  to  June  30,  1998,  $1,275,000  in  Debentures  has  been  sold.

Joint Venture Agreement. The Company has entered into a joint venture with Pigs"R"Us, Inc., a Florida corporation to be called Redneck Pigs Joint Venture
1. The sole purpose of the joint venture is to create a single barbecue restaurant on property under lease by Pigs"R"Us. The parties agreed to convert the venture into a limited liability company as soon as practicable and to
jointly  plan,  operate  and  own  the  pilot  restaurant.   The  Company  will
sublicense to the venture certain rights under its license agreement and contribute capital. The Company has contributed $50,000 to this joint venture. No additional contributions will be made under the current agreement. The Company will own a 10% interest in the venture. The Company shall be paid a consulting fee of 3% of gross sales in addition to its available distributions based on its ownership interest. Certain options and rights for both parties in the joint venture are established by the contractual agreement. The Company plans to acquire the remaining interest in the joint venture in the fourth quarter of 1998 pursuant to an agreement with the joint venture partner whereby shares of Common Stock will be issued after the completion of an audit. The Company has agreed to manage the operations until the final audit is complete.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.

The Company does not expect that any single customer will account for more than ten percent of its business.

The Company is a newly formed company, which currently intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q," The Company intends initially to acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. In addition, the company plans to acquire and operate restaurants under other brand names. The Company also intends to market and distribute barbecue sauces and salsas under trademarks using the "Foxworthy" name and may also, at a later time, distribute other food products which are related to the restaurant menu.

In February, 1998, the Company entered into a contract to acquire the real estate, the equipment and leasehold interest of a barbecue restaurant in Asheville, North Carolina to be connected to a Foxworthy's Smoke House Grill. The Company did not acquire the operating business of the restaurant. The Company issued 223,333 shares of Common Stock valued at $3.00 per Common Share for the equipment and the leasehold interest and has contracted to acquire the real estate for $550,000 in cash. A deposit of $42,352 has been paid against the purchase price and the Company expects to close on the real estate in the first quarter of 1999.

RESEARCH  AND  DEVELOPMENT.

The Company has expended in excess of $61,700 for research and development activities. These amounts include $35,000 in consulting expense and $26,700 in contract services. In the future, the Company anticipates that a portion of the proceeds from this offering will be used to conduct additional research and development activities.

Competition. The restaurant and food product industries are highly competitive with respect to price, service, quality and location and, as a result, has a high failure rate. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. Furthermore, to the extent that barbecue restaurants are frequently viewed as "local", the Company may experience intense competition or lack of consumer acceptance if it expands into areas with existing barbecue restaurants. There can be no assurance that the Company will be able to respond to various
competitive  factors affecting the restaurant industry.       The restaurant and
food industries are also generally affected by changes in consumer preferences, national, regional and local economic conditions and demographic trends. The performance of restaurant facilities may also be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing facilities. In addition, factors such as inflation, increased labor and employee benefit costs, and a lack of availability of experience management and hourly employees may also adversely affect the restaurant and food industries in general and the Company's restaurants and food products, in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which the Company has no control. Finally, by the nature of its business, the Company would be subject to potential liability from serving contaminated or improperly prepared food.

EMPLOYEES.   The  Company  employs  thirteen  full  time persons.    The Company
shall  employ  additional  individuals  as  required.

GOVERNMENTAL  REGULATION.

The restaurant and food product business is subject to various federal, state and local government regulations, including those relating to sanitation, safety, fire and the sale of food and alcoholic beverages. The failure to maintain food and liquor licenses would have a material adverse effect on the Company's operating results. In addition, restaurant and food production operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which the Company has no control. Many of the Company's personnel will be paid at rates based on the federal minimum wage. Recent increases in the minimum wage are not expected to materially impact the Company's labor costs. The Company will be subject to "dram shop" statutes in certain states which generally allow a person injured by an intoxicated person to recover damages from an establishment that served alcoholic beverages to such intoxicated person. As appropriate, the Company shall seek to obtain liability insurance against such potential liability.

The Federal Americans With Disabilities Act prohibits discrimination on basis of disability in public accommodations and employment. The Company could be required to expend funds to modify its restaurants in order to provide service to or make reasonable accommodations for disabled persons.

The Company will be subject to environmental rules, particularly with respect to preventing water pollution. The Company plans to recycle cooking grease to prevent water pollution.

SEASONAL  NATURE OF BUSINESS ACTIVITIES.   The Company's business activities are
not  seasonal.

RISK  FACTORS.

LIMITED  OPERATING  HISTORY  AND  UNCERTAINTY  OF  FUTURE  OPERATING  RESULTS.

The Company has limited operating history and expects to incur losses and administrative expenses until sales of its products commence and/or revenues are received from any of its proposed restaurants. The Company believes future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors include fluctuating market demand for the Company's restaurants and products, the quality of products and restaurants,
pricing,  competitive  products  and  general  economic  conditions.   See
"Management's  Discussion  and  Analysis  of  Financial  Condition."

THE  RESTAURANT  AND  FOOD  INDUSTRIES  AND  COMPETITION.

The restaurant and food industries are highly competitive with respect to price, service, quality and location and, as a result, has a high failure rate. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. Furthermore, to the extent that barbecue restaurants are frequently viewed as "local", the Company may experience intense competition or lack of consumer acceptance if it expands into areas with existing barbecue restaurants. There can be no assurance that the Company will be able to respond to various competitive factors affecting the
restaurant industry.       The restaurant and food industries are also generally
affected  by  changes  in  consumer  preferences,  national,  regional and local economic conditions and demographic trends. The performance of restaurant facilities may also be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing facilities. In addition, factors such as inflation, increased labor and employee benefit costs, and a lack of availability of experience management and hourly employees may also adversely affect the restaurant and food industries in general and the Company's restaurants and food products, in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which the Company has no control. Finally, by the nature of its business, the Company would be subject to potential liability from serving contaminated or improperly prepared food.

GOVERNMENT  REGULATION.

The restaurant and food product business is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. The failure to maintain food and liquor licenses would have a material adverse effect on the Company's operating results. In addition, restaurant and food production operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which the Company has no control. Many of the Company's personnel will be paid at rates based on the federal minimum wage. Recent increases in the minimum wage are not expected to materially impact the

Company's labor costs. The Company will be subject to "dram shop" statutes in certain states which generally allow a person injured by an intoxicated person to recover damages from an establishment that served alcoholic beverages to such intoxicated person. As appropriate, the Company shall seek to obtain liability insurance against such potential liability.

TRADEMARKS.

The Company's ability to successfully implement its concept will depend in part upon Jeff Foxworthy's ability to protect his trademarks. Jeff Foxworthy will file a trademark application with the United States Patent and Trademark Office to register the "Jeff Foxworthy's" and "Foxworthy's" mark and design. There can be no assurance that Jeff Foxworthy will be granted trademark registration for any or all of the proposed uses in his proposed applications. In the event Jeff Foxworthy's mark is granted registration, there can be no assurance that he can protect such mark and design against prior users in areas where the Company conducts operations. There is no assurance that Mr. Foxworthy and the Company will be able to prevent competitors from using the same or similar marks, concepts or appearance.

NO  DIVERSIFICATION.

The Company operates in the sale of food products. Therefore, the Company's financial viability will depend almost exclusively on the Company's ability to generate revenues from its operation, and the Company will not have the benefit of reducing its financial risks by relying on revenues derived from other operations.

ADDITIONAL  FINANCING  WILL  BE  REQUIRED.

Even if all of the Warrants and options registered on behalf of selling shareholders are exercised, the funds available to the Company will not be adequate for its business activities. Accordingly, the ultimate success of the Company will depend upon its ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit its business activities.

LIMITED  PUBLIC  MARKET.

There is presently only a limited public market for the Common Shares of the Company and there is no assurance that a public market will ever develop.

FINANCIAL  CONDITION.

The Company needs to raise approximately $1,200,000 to complete the acquisition of Woody's. Additionally, the Company needs working capital for corporate expenditures of approximately $1,000,000 or more over the next 12 months to fund the ongoing development of the Company's business plan. Upon completion of the Woody's acquisition, the Company will have completed its capital requirements for its operations development phase. Additional capital may be required for future restaurant development and/or future acquisitions that may become available. The Company intends to pursue expansion by internal growth or acquisition, as capital and business opportunities become available. There can be no assurance that this will in fact occur or that the Company can be operated in a profitable manner.

LACK  OF  DIVIDENDS.

There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings which may be generated to finance the growth of the Company's business.

DEPENDENCE  ON  KEY  INDIVIDUALS.

The future success of the Company is highly dependent upon the Company's ability to attract and retain qualified key employees. The Company has entered into a definitive employment agreement with only one of the officers. The inability to attract and retain this individuals and others for the long term would have a material impact upon the business of the Company.

NO  INDEPENDENT  MARKET  RESEARCH  OF  POTENTIAL  DEMAND FOR CURRENT OPERATIONS.

No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations. Even in the event market demand is independently identified, there is no assurance the Company will be successful.

VULNERABILITY  TO  FLUCTUATIONS  IN  ECONOMY.

Demand for the Company's products will be dependent on, among other things, general economic conditions which are cyclical in nature. Prolonged recessionary periods may be damaging to the Company.



EXECUTIVE  OFFICERS  OF  THE  COMPANY

The Executive Officers and Directors are:

Name                                Position           Term(s)  of  Office

David A. Womick,      age  43       President          Inception  to
                                    and  Director        present

John P. Williams,     age  32       Director           Inception
                                                         to  present

Erich K. Schmid,      age  52       Director           Inception  to
                                                         present

Samuel J. Fox,        age  53       Director           December  5,  1997
                                                         to  present

James E. Scheifley,   age  49       Secretary          April  11,  1998
                                    Treasurer            Feb.,  1997
                                    Director             to  present

Resumes:

David A. Womick. Mr. Womick has been President of the Company since inception. Mr. Womick intends to dedicate at least 90% of his work time to the affairs of the Company. Mr. Womick was a Director of Restaurant Services by Arby's International from 1978 to 1982. From 1982 to 1988, Mr. Womick has been a franchise area developer owning thirteen Arby's, six Denny's and three Del Taco restaurants. From 1988 to 1995, Mr. Womick pursued his personal investments including, but not limited to, reviewing a wide variety of restaurant concepts that could be developed into a chain format. From 1995 to October, 1997, Mr.
Womick  was  President  of  KRR  Nashonooga,  Inc.,  KRR  Knoxville,  Inc.,  KRR
Tri-cities, Inc. and Atlanta Foodquest, Inc., franchisees of Kenny Rogers Roasters restaurants. Mr. Womick earned a Bachelor of Applied Science in social science from Elon College in 1976.

John P. Williams. From 1991 to present, Mr. Williams has been Chief Executive Officer of Parallel Entertainment, a personal management company. In addition to Jeff Foxworthy, Mr. Williams manages Bill Engvall, Megan Cavanagh and Chris Spencer. Mr. Williams has been involved in the entertainment industry since 1983 and has represented talent such as Jay Leno, Jerry Seinfeld, Damon Wayans, David Alan Grier, Dennis Miller, Jamie Foxx and others.

Erich K. Schmid. From 1994 to present, Mr. Schmid has been President of Business Intermediary Services, Ltd., a business brokerage firm he co-founded specializing in middle-market transactions. From 1985 to 1994, Mr. Schmid was a Vice President with New South Business Ventures, Inc. and its predecessor T.C. Wilkinson, Jr. & Associates, Inc., general business brokerage firms. He is a member of the International Business Brokers Association, Inc. and is a Certified Business Intermediary. Mr. Schmid earned a Bachelor of Science in industrial management and a Master of Science in management from the University of Akron in 1971 and 1996, respectively.

James E. Scheifley. Mr. Scheifley has over 25 years experience in corporate and public accounting. He is the president and majority shareholder of James E. Scheifley & Associates, P.C. a Morrison, Colorado CPA firm which specializes in auditing and financial reporting for emerging companies that are required to file information with the US Securities & Exchange Commission. Mr. Scheifley co-founded the firm in 1982. He is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Scheifley received a Bachelor of Science degree in accounting from La Salle University, Philadelphia, Pennsylvania in 1969. He was formerly employed as an audit manager with Coopers & Lybrand and has served as controller or vice-president of finance for three public companies.

Samuel Fox. Mr. Fox is of counsel to the law firm of Blanc Williams Johnston & Kronstradt, a Los Angeles law firm representing companies and individuals in the entertainment, business and intellectual property areas. His specialization includes entertainment law and licensing and he has been personal counsel to Jeff Foxworthy for several years. He is a member of the California and New York bars. Mr. Fox received a Bachelor of Arts degree from Cornell University School of Law in 1969.

EXECUTIVE  COMPENSATION

Remuneration. The Company has entered into an employment agreement with David Womick for a term of five years. Pursuant to the agreement, Mr. Womick serves as Chief Executive Officer. Mr. Womick shall receive an annualized base salary of $150,000 and may be entitled to a potential bonus of up to $100,000, the exact amount of which, if any, shall be determined by the Board of Directors in its sole and absolute discretion. Mr. Womick was not entitled to receive any salary or bonus until such time as the Company has successfully obtained all of the $2,500,000 investment capital discussed in Section 5.1(a) of the Stock Purchase Agreement. Mr. Womick's salary began to accrue effective July 22, 1997.

Pursuant to the Employment Agreement, Mr. Womick agreed that 1,700,000 of the 5,100,000 Common Shares currently beneficially owned by Mr. Womick are subject to forfeiture only upon an early termination of the Employment Agreement that is caused by a breach of such agreement by Mr. Womick. The number of shares subject to forfeiture shall be reduced 47,222 shares monthly, on the first day of each month, over the first 3 years of the Employment Agreement. Mr. Womick's interest in the Common Shares shall fully vest and no longer be subject to forfeiture upon an change of control of the Company.

The Company had entered into an employment agreement with prior vice president, Al Sneeden for a term of three years. Pursuant to the agreement, Mr. Sneeden received 108,000 Common Shares and was paid $68,536.92 prior to termination. The agreement was terminated by the Company on April 10, 1998. The Company had entered into an employment agreement with prior secretary and chief counsel, E. Joseph Fitzpatrick, Jr. for a term of three years beginning June 1, 1997. Pursuant to the agreement, Mr. Fitzpatrick received 108,000 Common Shares and was paid $57,461.59 prior to termination. The agreement was terminated by the Company on April 10, 1998.

All  salaries  have  been  expensed  in  the  appropriate  financial statements.

Board of Directors Compensation. Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, the Company has paid $15,001 in directors' expenses. Additionally, Mr. Scheifley and Mr. Eskew each received 100,000 Common Shares. Pursuant to a Board of
Directors vote on March 23, 1998, Mr. Samuel Fox was granted an option to purchase 250,000 Common Shares at a price of $.85 per Common Share, a discount from the $1.00 per Common Share value used for the other directors. The discount is being expensed over his term as a director. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by the Company. Director liability insurance may be provided to all members of the Board of Directors.

PROPERTIES

Our offices are located in leased property, and the lease is a month-to-month lease.

LEGAL  PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. We are not involved in any pending or threatened legal proceedings which we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.



MARKET  FOR  REGISTANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER  MATTERS

Our stock is quoted 0ver-the-counter market and listed on the NASDAQ Bulletin Board under the ticker symbol "RDNK" The following table sets forth for the periods indicated the high and low bid prices per share for our stock.

YEAR  ENDED  JANUARY  3,  1999                         HIGH            LOW
                                                       ----            ---


First  Quarter . . . . . . . . . . . . . . . . . . .  $3.50          $1.937

Second  Quarter. . . . . . . . . . . . . . . . . . .  $4.062         $2.187

Third  Quarter . . . . . . . . . . . . . . . . . . .  $3.562         $1.25

Fourth  Quarter. . . . . . . . . . . . . . . . . . .  $1.50          $0.875

There were approximately 102 shareholders of record of our common stock on January 3, 1999.

DIVIDENDS

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

ISSUANCE  OF  UNREGISTERED  SECURITIES

None




    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

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

For the twelve months ended January 3, 1999, the Company purchased office and restaurant equipment totaling $119,337 and received proceeds from disposal of equipment of $1,200. The Company also invested an additional $15,000 in a joint venture with Pigs-R-Us and paid expenses of approximately $28,000. After acquiring the Pigs-R-Us business, the company experienced a loss of $117,369 on the investment. In addition, the company achieved sales of $411,937, of which $399,065 were sales of Jeff Foxworthy's BBQ sauce to retail and grocery customers. The company experienced a loss of $1,415,289, exclusive of the loss on the Kissimmee investment. This reflects the staffing and administrative costs necessary to meet the company's business plan.

The Company has also paid an additional earnest money deposit of $870,930 toward a potential restaurant chain acquisition and had an increase in other assets of $961,194. Plus, the company secured $150,000 from notes from individual investors. As a result of these activities, the Company used cash for investing activities of approximately $1,751,781 for the twelve months ended January 3, 1999.

For the twelve months ended January 3, 1999, sales were $492,621, with a net loss of $1,965,738. Cost of Good Sold were $189,823, with Selling General & Administrative Expenses of $2,262,166.

For the twelve months ended December 31, 1997, the Company purchased office and restaurant equipment of $35,111, paid an earnest money deposit of $25,000 toward the potential business acquisition, and had an increase in other assets of $149,957. As a result of these activities, the Company used cash for investing activities of approximately $95,111 for the twelve months ended December 31, 1997.

In addition, the company began selling Jeff Foxworthy's BBQ sauces to retail and grocery customers. During the year, the company achieved sales of $98,857. The company experienced a net loss of $693,000 during the year. This can be attributed to the high administrative expenses associated with the development of the company.

For the twelve months ended January 3, 1999, the Company received proceeds from short-term borrowings of $37,000 of which $22,000 has been repaid. An additional $150,000 was received from notes from individuals. The Company also received proceeds of $775,000 from the sale of an additional 428,500 shares of common stock and raised $1,028,810 from the sale of $1,275,000 of Series 1 Secured Convertible Debentures Due 2001. As a result of these activities, the Company reported net cash provided by financing activities of $1,469,231 for the twelve months January 3, 1999.

For the Twelve months ended December 31, 1997, the Company received proceeds from short-term borrowings of $50,000, which was repaid. The Company also received proceeds from the sale of stock for $117,000 and $500,000 in stock subscription deposits for shares sold pursuant to Regulation D, Rule 504 which were issued in October 1997. As a result, the Company reported net cash provided by financing activities of $1,006,635 for the twelve months ended December 31, 1997.

The Company began selling its sauces through Wal-Mart Supercenters in December 1997 and through a regional grocery chain in the third quarter of 1998. Capital is needed to finance the production of inventory and receivables for approximately 30 days of sales.

In March 1998, the Company, through its joint venture partner, Pigs-R-Us, opened its first restaurant, a Foxworthy's Bar-B-Q. As of September 27, 1998, the Company had contributed $50,000 to the joint venture. Additionally, the Company has spent considerable funds in continuing to refine the products, including the gift shop selections, at this unit. A portion of such costs incurred directly for the benefit of the joint venture has been billed to the joint venture. All other costs have been expensed or have been capitalized as development costs. The Company plans to acquire the remaining interest in the joint venture in the fourth quarter of 1998 pursuant to an agreement with its joint venture partner whereby shares of common stock will be issued after the completion of an audit. The Company has agreed to manage the operations until the final audit is complete and the shares of common stock have been issued.

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

RESULTS  OF  OPERATIONS


                              REDNECK FOODS, INC.
                                  BALANCE SHEET
                              AS OF JANUARY 3, 1999


      Assets
  Current Assets
    Cash                                             $   (198,547.00)
  Accounts Receivable
    Accounts Receivables                             $     22,408.00
    Other Receivables                                $     27,777.00
  Total Accounts Receivable                          $     59,745.36

  Other Current Assets
    Deferred Fees                                    $     29,698.80
    Deposits
       Business Acquisition                          $    870,930.00
       Real Estate                                   $     42,352.00
       Other                                         $     15,409.00
    Total Deposits                                   $    928,691.00

  Inventory                                          $    230,795.92
  Notes Receivable Woody's                           $    125,000.00
  Prepaid Advertising                                $      7,875.00
  Prepaid Advertising Woody's                        $     17,189.00
  Prepaid Franchise Tax                              $        742.00
  Prepaid Insurance Kissimmee                        $      2,207.64
  Prepaid Insurance Other                            $     41,106.00
  Product/Restaurant Design                          $    139,983.00
  Total Other Current Assets                         $    334,102.64

  Total Current Assets                               $    334,102.64

  Fixed Assets
  Display Equipment                                  $      6,602.61
    Less Accumulated
    Depreciation                                     $       (275.08)
  Total Display Equipment                            $      6,327.53

  Furniture and Computer
  Equipment                                          $     66,793.78
    Less Accumulated
    Depreciation                                     $     (8,572.45)
  Total Furniture and Computer
  Equipment                                          $     58,221.33

  Restaurant Equipment
    Enka                                             $    100,000.00
    Other                                            $      6,950.00
  Total Restaurant Equipment                         $    106,950.00


  Signage Kissimmee                                  $     11,831.00

  Work in Process Enka                               $     39,879.85

  Total Fixed Assets                                 $    223,209.71

  Other Assets
    Goodwill Enka                                    $    500,000.00
    Goodwill Kissimmee                               $     26,539.97

  Joint Venture                                      $     50,000.00
  Non Compete Enka                                   $     61,832.99
  Total Other Assets                                 $    638,372.96

  TOTAL ASSETS                                       $  1,195,685.31

  Liabilities
    Current Liabilities
       Accounts Payable                              $    642,605.61
    Other Current Liabilities
       Accrued Interest                              $      8,340.28
       Accrued Payroll                               $     31,983.57
       Accrued Payroll Taxes                         $      1,822.57
       Convertible Debentures
      Payable                                        $  1,275,000.00
       Note Payable Inkidar                          $     50,000.00
       Note Payable Justice                          $    100,000.00
       Sales Tax Payable                             $     (3,142.99)
       Notes Payable                                 $    195,698.80

    Total Other Current Liablities                   $     15,000.00

    Total Liabilities                                $  2,317,307.84

  Equity
    Convertible Preferred Stock
    ($.001 par value.                                $      2,500.00
    2,500,000 authorized, none outstanding
    Common Stock ($.001 par
    value)                                           $      8,759.00
    100,000,000 authorized. 11,258,991 outstanding
    Paid in Capital                                  $  2,956,286.81
    Deficit Accumulated During
    Development Stage                                $ (3,024,541.45)
    Unearned Services                                $    (45,000.00)
  Total Stockholders Equity                          $   (104,495.64)

  Total Liablities and
  Shareholders' Equity                               $  2,212,812.20

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
Periods  ending  January 2, 2000 and January 3, 1999


                                  12 months          12 months
                                    ended              ended
                                   1/2/00              1/3/99
                               ----------------  -----------------
Net Sales                              141,595            492,621

Cost of Good Sold                           -             189,823

Gross Profit                           141,595            302,798

Selling General &                      165,014          2,262,166
Administrative Expenses

Income/(Loss) from Operations          (23,419)        (1,959,368)

Other Income/(Expense)
  Miscellaneous Income                  28,580                 27
  Interest Income                            1             (6,396)
  Royalty Income                             -
  Insurance Proceeds                         -
  Loss on Equipment Theft
  Loss on Equipment Disposal                 -                  -
Total Other Income/(Expense)            28,581             (6,370)

Net Income/Loss                          5,162         (1,965,738)

Shares Outstanding                  23,123,434         11,842,669

Loss per Share                            0.00              -0.15


                                3 months ended    3 months ended
                                    1/2/00            1/3/99
                               ----------------   ----------------

Net Sales                              (10,133)           313,904

Cost of Good Sold                            -             71,122

Gross Profit                           (10,133)           242,782

Selling General &                      (23,552)         1,649,862
Administrative Expenses

Income/(Loss) from Operations           13,419         (1,407,080)

Other Income/(Expense)
  Miscellaneous Income                       -                 27
  Interest Income                            -             (3,074)
  Royalty Income
  Insurance Proceeds
  Loss on Equipment Theft
  Loss on Equipment Disposal                 -                  -

Total Other Income/(Expense)                 -             (3,047)

Net Income/Loss                         13,419         (1,410,127)

Shares Outstanding                  11,482,669         11,482,669

Loss per Share                           0.001              -0.10

Redneck  Foods,  Inc.
(A  Development  Company)
Statements  of  Cash  Flow
January  3,  1999  and  December  31,  1997


                                                             OCT 1, '98 - JAN 3, 99
                                                             ----------------------
   OPERATING ACTIVITIES
      NET INCOME                                                        -282,930.79
      ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATIONS:
        ACCOUNTS RECEIVABLE                                                5,286.38
        ACCOUNTS RECEIVABLE:ALLOWANCE FOR DOUBTFUL ACCOUNTS               21,834.60
        DEFERRED FEES                                                     -1,638.00
        DEPOSITS                                                          -1,225.00
        INVENTORY                                                        -48,417.30
        NOTES RECEIVABLE-WOODY'S                                        -125,000.00
        PREPAID ADVERTISING                                                2,125.00
        PREPAID ADVERTISING-WOODY'S                                      -17,189.00
        PREPAID INSURANCE                                                -17,800.73
        PREPAID INSURANCE:PREPAID INSURANCE - KISSIMMEE                   -2,207.64
        PRODUCT/RESTAURANT DESIGN                                         -6,851.00
        ACCOUNTS PAYABLE                                                 219,527.44
        NOTES PAYABLE                                                     21,939.20
        NOTES PAYABLE-JUSTICE                                            100,000.00
        NOTES PAYABLE-WOMICK                                             195,698.80
        SALES TAX PAYABLE                                                     -2.65
        SALES TAX PAYABLE:SALES TAX PAYABLE-KISSIMMEE                     -4,262.94
                                                             ----------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                             58,886.37
    INVESTING ACTIVITIES
      FURNITURE & COMPUTER EQUIPMENT                                      -4,380.51
      WORK IN PROCESS:WORK IN PROCESS-ENKA                               -28,681.00
      ACQUISITION COSTS                                                  -98,424.58
                                                             ----------------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                           -131,486.09
                                                             ----------------------
  NET CASH INCREASE FOR PERIOD                                           -72,599.72

  CASH AT BEGINNING OF PERIOD                                             31,792.91
                                                             ----------------------
CASH AT END OF PERIOD                                                    -40,806.81
                                                             ======================


                                                                      JAN 1, '98 - JAN 3, 99
                                                                      ----------------------
   OPERATING ACTIVITIES
      NET INCOME                                                               -1,965,737.67
      ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATIONS:
        ACCOUNTS RECEIVABLE                                                        66,226.32
        ACCOUNTS RECEIVABLE:ALLOWANCE FOR DOUBTFUL ACCOUNTS                        21,834.60
        OTHER RECEIVABLES                                                         -27,777.00
        DEFERRED FEES                                                              -1,638.00
        DEPOSITS                                                                   12,845.00
        DEPOSITS:DEPOSITS-BUSINESS ACQUISITION                                   -870,930.00
        DEPOSITS:DEPOSITS-REAL ESTATE                                             -42,352.00
        INVENTORY                                                                -179,247.87
        NOTES RECEIVABLE-WOODY'S                                                 -125,000.00
        ORGANIZATION COSTS                                                          2,999.54
        PREPAID ADVERTISING                                                       -17,875.00
        PREPAID ADVERTISING-WOODY'S                                               -17,189.00
        PREPAID CONSULTING FEES                                                    95,000.00
        PREPAID FRANCHISE TAXES                                                      -742.00
        PREPAID INSURANCE                                                          -6,288.79


        PREPAID INSURANCE:PREPAID INSURANCE - KISSIMMEE                            -2,207.64
        PREPAID OFFERING EXPENSES                                                   9,000.00
        PRODUCT/RESTAURANT DESIGN                                                 -45,005.20
        PRODUCT/RESTAURANT DESIGN:ARCHITECT FEES                                    5,874.85
        ACCOUNTS PAYABLE                                                          496,385.13
        ACCRUED INTEREST                                                            8,340.28
        ACCRUED PAYROLL                                                           -34,980.43
        ACCRUED PAYROLL TAXES                                                      -3,300.43
        CONVERTIBLE DEBENTURES PAYABLE                                          1,275,000.00
        NOTES PAYABLE                                                              21,939.20
        NOTES PAYABLE-JUSTICE                                                     100,000.00
        NOTES PAYABLE-WOMICK                                                      195,698.80
        SALES TAX PAYABLE                                                               6.53
        SALES TAX PAYABLE:SALES TAX PAYABLE-KISSIMMEE                              -3,149.52
        SHORT TERM ADVANCE-AUGSBACK                                                15,000.00
                                                                      ----------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                  -1,017,270.30
    INVESTING ACTIVITIES

      DISPLAY EQUIPMENT                                                            -6,602.61
      DISPLAY EQUIPMENT:ACCUMULATED DEPR.-DISPLAY EQUIP                               275.08
      FURNITURE & COMPUTER EQUIPMENT                                              -30,792.11
      FURNITURE & COMPUTER EQUIPMENT:ACCUMULATED DEPR-FURNITURE&COMP                7,568.00
      RESTAURANT EQUIPMENT                                                         -6,950.00
      RESTAURANT EQUIPMENT:RESTAURANT EQUIPMENT-ENKA                             -100,000.00
      SIGNAGE:SIGNAGE-KISSIMMEE                                                   -11,831.00
      WORK IN PROCESS:WORK IN PROCESS-ENKA                                        -39,555.85
      ACQUISITION COSTS                                                           -98,424.58
      GOODWILL:GOODWILL - ENKA                                                   -500,000.00
      GOODWILL:GOODWILL-KISSIMMEE                                                 -26,539.97
      JOINT VENTURE                                                               -15,000.00
      NONCOMPETE:NONCOMPETE-ENKA                                                  -61,832.99
                                                                      ----------------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -889,686.03
    FINANCING ACTIVITIES

      COMMON STOCK                                                                  3,666.94
      PAID IN CAPITAL                                                           1,453,831.46
      PREFERRED STOCK                                                              -2,500.00
      RETAINED EARNINGS                                                               545.00
      UNEARNED SERVICES                                                            13,500.00
                                                                      ----------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,469,043.40
                                                                      ----------------------
  NET CASH INCREASE FOR PERIOD                                                   -437,912.93

  CASH AT BEGINNING OF PERIOD                                                     397,106.12

                                                                      ----------------------
CASH AT END OF PERIOD                                                             -40,806.81
                                                                      ======================

                                                    REDNECK FOODS, INC.
                                               (a Development Stage Company)

                                        Statement of Changes in Stockholders' Equity
                                For the period from January 1, 1998 through January 2, 1999


                                    Convertible Preferred Stock         Common Stock                          Deficit
                                          $.002  Par  Value           $.002  Par  Value                       Accumlated
                                                                                                              during
                                     Number of                      Number of                     Paid-in     Development
                                       Shares         Amount         Shares         Amount        Capital     Stage
Balance at 1/1/98                   2,500,000.00       2,500.00   7,592,000.00       7,592.00   1,299,768.00     (655,592.00)

Proceeds from sales of common
stock Feb 98 at $2.00 per share                                      25,000.00          25.00      49,475.00

Proceeds from sales of common
stock Apr. 98 at $1.875 per share                                    16,000.00          16.00         704.00

Proceeds from sales of common
stock May 98 at $1.875 per share                                     40,000.00          40.00      74,960.00

Proceeds from sales of common
stock May 98 at $1.875 per share                                    160,000.00                        160.00      299,840.00

Proceeds from sales of common
stock May 98 at $1.875 per share                                    160,000.00                        160.00      299,840.00

Proceeds from sales of common
stock Jun 98 at $2.00 per share                                      27,500.00          27.50      54,972.50

Issuance of Stock for Woody's                                       223,333.00                        223.00     669,777.00
Restaurant Jun 98 at $3.00 per sh.

Conversion of Preferred Stock      (2,500,000.00)     (2,500.00)  2,904,772.00       2,905.00
to common stock

Issuance of common stock
services Jun 98 at par value                                        108,000.00         108.00

Issuance of common stock
services Aug 98 at $2.1532 per sh                                       936.00           0.94       2,014.46

Issuance of common stock
services Sept.  98 at $1.50 per sh                                    1,500.00           1.50       2,248.50

Net Loss                                                                                                       (1,965,193.00)


Unearned Services Adjustment



Balance at 1/3/1999                         0.00           0.00  11,259,041.00      11,258.94   2,753,599.46   (2,620,785.00)


                                     Unearned
                                     Services
Balance at 1/1/98                      (58,500.00)

Proceeds from sales of common
stock Feb 98 at $2.00 per share

Proceeds from sales of common
stock Apr. 98 at $1.875 per share

Proceeds from sales of common
stock May 98 at $1.875 per share

Proceeds from sales of common
stock May 98 at $1.875 per share

Proceeds from sales of common
stock May 98 at $1.875 per share

Proceeds from sales of common
stock Jun 98 at $2.00 per share

Issuance of Stock for Woody's
Restaurant Jun 98 at $3.00 per sh.

Conversion of Preferred Stock
to common stock

Issuance of common stock
services Jun 98 at par value

Issuance of common stock
services Aug 98 at $2.1532 per sh

Issuance of common stock
services Sept.  98 at $1.50 per sh

Net Loss


Unearned Services Adjustment            13,500.00




Balance at 1/3/1999                    (45,000.00)

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements

January  3,  1999  and  December  31,  1997


1,  Organization

Nature of Operations - Redneck Foods, Inc. (the "Company") is a development stage company that was organized in January 1997 in the State of Delaware. It intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q." The Company intends to initially acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. The Company also intends to produce, market, and distribute food products using the "Foxworthy" name.

2.  Basis  of  Presentation

The accompanying audited financial statements were prepared in accordance with instructions for Form 10-KSB and, therefore, do not included all disclosures necessary for a complete presentation of the balance sheet, statements of operations, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the audited financial statements have been included. All such adjustments are of a normal recurring nature.

In the third quarter of 1998, the Company changed to a fiscal calendar based on a 52-53 week year with the fiscal year ending on the Sunday closest to December 31 of each year. Management does not believe this effects the comparability of the financial statements.

3.  Income  Taxes

The Company files its federal and State income tax returns on a calendar year basis. Now provision for income tax benefit has been provided for in the accompanying audited statements of operations because of the Company's uncertainty regarding the utilization of its operating losses.

4.  Joint  Venture

In March 1998, the Company entered into a joint venture agreement to own and operate the first barbecue restaurant under the "Foxworthy's Bar-B-Q" concept. The Company contributed $50,000 to the joint venture for its 10% interest. The company planned to acquire the remaining interest in the joint venture I the fourth quarter of 1998 pursuant to an agreement with its joint venture partner whereby common shares will be issued after completion of an audit. The Company has agreed to manage the operations until the final audit is complete and the shares of the common stock have been issued.

5.  Prepaid  Expenses  and  Other  Assets

Prepaid  expenses  and other assets consist of the following at January 3, 1999.

Deposits                        $      14,259
Real  Estate  Deposit                  42,352
Restaurant  design  and               138,983
   architectural  fees
Earnest  Money  deposit               870,930
   for  business  acquisition
Prepaid  Advertising                   17,875
Prepaid  Advertising  Woody's          17,189
Prepaid  Franchise  Tax                   742
Prepaid  Insurance  Kissimmee           2,208
Prepaid  Insurance  Other              25,614
Product/Restaurant  Design            138,983

                                                ----------------
                                                $1,130,151

On September 11, 1998, the Company obtained an extension relating to its ongoing negotiations to acquire all the stock of Woody's Bar-B-Q Holdings, Inc.
("Woody's"), a 33 unit chain of barbecue restaurants based in Jacksonville, Florida. To obtain this extension, the Company agreed to release to the selling shareholders of Woody's $870,930, representing the net funds held in escrow at that time. The parties have verbally extended the agreement until December 31, 1998 to give the Company additional time to raise the necessary funding. The parties have also verbally agreed to have the Company manage the business of Woody's under certain prudent industry practices guidelines.

6.  Secured  Convertible  Debentures

In order to fund the cash portion of the proposed acquisition of Woody's, the Company authorized the issuance of up to $3 million in aggregate principal amount of Series 1 Convertible Debentures due 2001 (the "Debentures"). The Debentures bear interest at 5% per annum, payable quarterly, and are redeemable after 2 years at 125% of the principal amount sold. The Debentures are convertible, subject to certain adjustments, at the lower of (1) $2.51 per share or (2) 70% of the average of the closing bid price of the stock for the previous five (5) trading days. As of January 3, 1999, $1,275,000 in Debentures have been sold.

7. In June 1998, the 2,500,000 shares of convertible preferred stock were converted into 2,904,722 shares of common stock in accordance with the preferred stock agreement.

During the year ended January 3, 1999, the Company issued 233,333 shares of common stock under an asset purchase agreement with a fair market value of $670,000 to the owners of a barbecue restaurant in Asheville, North Carolina. The stock issued was in consideration for a five year non-compete agreement, valued at $70,000, goodwill valued at $500,000, and various restaurant equipment valued at $100,000. The company anticipated completing the acquisition of the land, building and improvements. As of January 3, 1999, the Company had deposited with the sellers $42,352 toward the purchase price of the real property. This deposit is presented in other assets on the accompanying balance sheet.

During the year, the Company sold 428,500 additional shares of common stock for net proceeds of $775,000 and issued 110,436 shares in exchange for services which have been expensed at fair market value of the shares on the date of the issuance.

8.     New  Accounting  Pronouncement

In April 1998, the American Institute of Certified Public Accountants issued a Statement of Position ('SOP") 98-5, "Reporting on the Cost of Start-up
Activities." This SOP requires that the cost of start-up activities, or one-time activities that relate to the opening of a new facility and organizational cost be expensed as incurred instead of being capitalized. This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs or organization cost will be reported as a cumulative effect of a change in accounting principle in the statement of operations.

9.     Commitments  and  Contingencies

The agreement with Mr. Foxworthy provided that if the Company had not raised $2.5 million of initial capital by June 30, 1998, Mr. Foxworthy had the right to withdraw the use of his name and likeness. As of June 7, 1998, the initial capital had been raised and, accordingly, this contingency was removed.

NOTES  TO  FINANCIAL  STATEMENT


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


Nature  of  Operations
----------------------
The Company is a development stage company that operates, franchises and licenses restaurants under the Jeff Foxworthy's BBQ and Love's BBQ & Grill tradenames. In addition, the Company markets a line of Jeff Foxworthy's BBQ sauces to retail, grocery and mass merchandiser customers.

Use  of  Estimates
------------------
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

Investments
-----------
The Company classifies its marketable debt and equity securities as available for sale. Securities classified as available for sale are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income.

Inventory
---------
The Company's inventory is valued at the lower of cost (first-in, first-out) or market using the retail method.

Depreciation
------------
The Company's equipment and leasehold improvements are depreciated using primarily the straight-line method.

Amortization
------------
Franchise Agreements are amortized on a straight-line basis over the number of years (usually 20 years) for which each franchise is granted.

Advertising
-----------
The Company expenses advertising costs as they are incurred. Advertising expenses for the years ending December 31, 1997, January 3, 1999, January 2, 2000 and December 31, 2000 were $40,679, $25,064, $10,032, $ 1,425, respectively.



Income  Taxes
-------------
The Company plans to file its federal and state income tax returns of a calendar year basis. No provision for income tax benefit has been provided for in the accompanying statements of operation because of the Company's uncertainty regarding the utilization of its operating losses.

NOTE  B  -  RELATED  PARTY  TRANSACTIONS
Effective June 1, 2000, the Company entered into an agreement to manage and operate the Love's BBQ chain of restaurants. Under the terms of the agreement, the Company will receive 50% of the adjusted cash flow of the Love's BBQ chains during the time the Company manages Love's. In May 2000, the Love's BBQ chain was purchased by four individuals, all of whom are shareholders of the Company, including William E. Eskew, President and CEO of the Company. In consideration for executing the agreement, the Company agreed to pay the selling Love's shareholders 1,250,000 shares of Redneck common stock, and pay 1,000,000 shares and 750,000 shares, respectively, to the two principal shareholders who purchased Love's. William E. Eskew did not receive any consideration from the Company for his involvement with the Love's BBQ chain.

The Company has an employment agreement with William E. Eskew, President and CEO, providing for a salary at a rate of $150,000 per year for 1999 and 2000. Thereafter, Mr. Eskew will receive a salary of $175,000 per year. The agreement also provides for Mr. Eskew's salary to increase in relation to the total system sales of the Redneck system.

In addition, Mr. Eskew is to receive certain benefits, including health insurance, vacation, reimbursement of business expenses, the use of a company automobile and other benefits usually provided CEO's of chain restaurant companies.

The employment agreement calls for Mr. Eskew to work for the Company as President and CEO through 2003.

There were no other significant transactions between the Company and related parties during 1998, 1999, 2000, and 2001.

NOTE  C  -  MARKETABLE  DEBT  AND  EQUITY  SECURITIES
The  Company  does  not  possess  any  Marketable Debt and/or Equity Securities.

NOTE  D  -  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS
Equipment  and  leasehold  improvements  consist  of  the  following:

                                1997        1998         1999         2000
                                ----        ----         ----         ----

Furniture Fixtures &
     Equipment               $ 35,111     $184,684     $175,837     $166,990

Leasehold  Improvements

Accumulated Depreciation     $  1,004     $  9,851     $ 18,698     $ 27,545

NOTE  E  -  DEBT

The  Company's  long-term  debt  consists  of  the  following:


                                1997        1998         1999         2000
                                ----        ----         ----         ----

Notes  payable  at  10%      $      0     $150,000     $      0     $      0
   Interest, due 366 days
   after  date  made

Convertible  Debentures
  Due 2001, interest at 5%               $1,275,000   $1,275,000   $1,275,000
                            ----------   ----------   ----------   ----------

Total  long-term  debt       $      0    $1,425,000   $1,275,000   $1,275,000

The interest payments due under the notes payable and convertible debentures are as follows.

                                1997        1998         1999         2000
                                ----        ----         ----         ----
Interest - Long-term notes                $15,000

Interest - Convertible
          Debentures                      $ 8,460      $65,386     $68,717
                                          -------      -------     -------
                                $  0      $23,460      $65,386     $68,717


NOTE  F  -  DESCRIPTION  OF  LEASING  ARRANGEMENTS

The company leases its office space on a month-to-month basis. The company plans to lease its company-operated restaurants under noncancelable operating leases.

NOTE  G  -  RETIREMENT  PLANS

The company has agreed to pay William E. Eskew, President and CEO, a sum of $4,000 per month for 120 months, beginning on the first day of the month after Mr. Eskew's employment terminates. Under this agreement, the company will pay Mr. Eskew $48,000 per year in 2004, 2005, 2006, 2007, 2008, 2009, 2010, 2011,
2012  and  2013.

The  Company  has  no  other  retirement  plans  or  agreements.




NOTE  H  -  INOME  TAXES

The  provision  (benefit) for income taxes consists of the following components:


                    1997          1998          1999          2000
                    ----          ----          ----          ----



The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes because certain expenses are not deductible for tax purposes.



See  accountants  report

                          RICHBOW AND ASSOCIATES, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT  AUDITOR'S  REPORT
------------------------------
To  the  Board  of  Directors  and
Stockholders of Redneck Foods, Inc.

We  have  audited  the  accompanying  balance  sheet  of  Redneck Foods, Inc. (a
Delaware corporation) as of January 3, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1997 were audited by other auditors whose report dated March 24, 1998, expressed an unqualified opinion on these statements.

Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Because of the inadequacy of accounting records for the years prior to January 3, 1999 and the year ended January 3, 1999, we were unable to form an opinion regarding the amounts at which certain intangible assets, including deposits relating to acquisitions made during the year, that were recorded based upon acquisition of an interest in Pigs "R" Us Joint Venture and acquisition of a Woody's Barbeque restaurant which are both known as the "Jeff Foxworthy" restaurants, should be recorded in the accompanying balance sheet at January 3, 1999, although the cost basis for these intangibles were reflected in prior filings with the Securities and Exchange Commission. The Company's records are also inadequate to form an opinion on certain payables that were converted to capital stock of the Company and as to the accuracy of the capital stock and paid in capital accounts in general. The Company also lacked adequate records to support the appropriate amount of amortization and depreciation on amortizable and depreciable assets.

In addition, we did not observe the physical inventory (stated at $180,928) as of January 3, 1999, since that date was prior to our initial engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had accounting records been adequate, and if we were able to observe inventory at the end of January 3, 1999, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position as of January 3, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is dependent on receiving financing to further its operations. Moreover, the Company has incurred considerable operating losses during its developmental period. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in the notes to the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Richbow  &  Associates,  LLC



                                        /s/  Caesar  Richbow
                                        -----------------------------
                                        Caesar  Richbow

Atlanta,  Georgia

June  18,  2001

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         REDNECK FOODS, INC.

     Date:  June 26, 2001                /s/  William E. Eskew, CEO
                                         ------------------------------
                                         William E. Eskew, CEO