Form 10QSB
period 1999-03-31
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended March 31, 1999
                         Commission File Number 0-24093

                              REDNECK FOODS, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    58-2035983
        -----------------                               --------------
     (State of Incorporation)                       (I.R.S. Employer ID No.)

               1605 Stoner Avenue, Suite 3, Los Angeles, CA 90025
     ------------------------------------------------------------------
                 (Address of Principal Executive Offices) (Zip)

                                 (310) 473-9146
                               ------------------
                  (Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes             No  X
         ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 26, 2001, the registrant had 23,123,434 shares of common stock, $.001 par value, issued and outstanding.

January  4,  1999  -  April  4,  1999


Overview

Redneck Foods, Inc. is a Development Stage company. The Company was organized in February 1997 under the laws of the State of Delaware. The Company intends to own, franchise and operate restaurants, primarily, but not exclusively, under the Jeff Foxworthy's BBQ brand name. In addition, the Company intends to market a line of BBQ sauces to consumers through traditional retail outlets.

The Company began selling Jeff Foxworthy's BBQ sauces through grocery, mass merchandisers and retailers in December 1997. Wal*Mart stores were the initial purchasers of the line of Jeff Foxworthy's BBQ sauces.

In February 1998, the Company purchased the Furniture, Fixtures and Equipment of a restaurant in Enka, NC. The company paid 223,333 shares of common stock, valued at $670,000 for the interest in the restaurant. In June 1998, the company deposited $42,352 with the sellers of the Enka restaurant toward the purchase of the land and building of the restaurant.

In March 1998, the Company purchased a 10% interest in Pigs R Us, a Joint Venture to operate a Jeff Foxworthy's BBQ restaurant in Kissimmee, Florida. In October 1998, the Company reached a tentative agreement with the other principals of Pigs R Us to purchase the remaining 90% of that venture. The Company began operating the Jeff Foxworthy's BBQ restaurant in Kissimmee as a company restaurant at that time.

Subsequent to the purchase agreement, a dispute arose over the exact amount for which the Company would guarantee the stock price for the selling Pigs R Us principals. In February 1999, the Company and the Pigs R Us principals agreed to rescind the purchase agreement, and control of the restaurant reverted to the original ownership group, of which the Company had a 10% interest.

Throughout 1998, the Company negotiated with the owners of the Woody's BBQ chain of 33 restaurants whereby the Company would acquire all rights to the Woody's restaurants and franchises. The Company made several contributions to this acquisition effort. The Company deposited $870,930 into an escrow account. The Company and the selling shareholders of Woody's agreed to release the escrow account to Woody's shareholders in December 1998. While the funds were released, the parties continue to treat the money as "on deposit" for the acquisition. In addition, the Company lent Woody's $125,000, spent $17,189 for Woody's advertising, and incurred expenses of $64,415 relating to the acquisition.

The Company intends to continue to pursue the Woody's acquisition, and is hopeful the acquisition can be consummated.

Results  of  Operations

During the three months ended April 4, 1999, sales were $155,808 with a net income of $35,863.

Operating  expenses  for  the  three  month  period  were$122,411.

There  are  no  comparable  Income  and  Expense  statements  the  prior  year.

Because the Woody's acquisition wasn't consummated, the Company greatly reduced its workforce during the three month period. Except for the President, Executive Vice President and Vice President - Controller, all full time employment was eliminated. The Executive Vice President and Vice President - Controller were terminated on February 15, 1999. Both individuals had employment contracts with the Company. The Company expects to reach a settlement with these individuals to settle all claims they may have against the company. For the three month period, the performance of necessary administrative duties were contracted.

There  are  no  comparable  data  for  the  first  three  months  of  1998.


Liquidity  and  Capital  Resources

Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.

During the three months ending April 4, 1999, the Company received $50,000 in proceeds from a note from an individual. Also, the Company President contributed $34,711 toward the purchase of common stock he and his wife held.

Along with the proceeds from the note and sale of common stock, the Company operated from the cash flow of the operations.

Statement  of  Operations
Redneck  Foods,  Inc.
(A  Development  Stage  company)

                                                    3 Months ended
                                                     April 4, 1999
                                                    --------------
Net Sales                                                 155,508

Share of Affiliated Company (Love's)
Income

Cost of Goods Sold                                              -

Gross Profit                                              155,508

Selling, General & Admin                                  122,411

Income/(Loss) from Operations                              33,397

Other Income/(Expense)
  Miscellaneous Income                                      2,465
  Interest Income                                               1
  Royalty Income
  Insurance Proceeds                                            -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                                          2,466

Net Income/(Loss)                                          35,863

Redneck Foods, Inc.
(A Development Stage Company)
Statement of Cash Flow

                                               JAN 4 - MAR 31, 99
                                               ------------------
    OPERATING ACTIVITIES
      NET INCOME                                        49,279.61
      ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATIONS:
        ACCOUNTS RECEIVABLE                            -13,012.00
        INVENTORY                                      -39,515.72
        PREPAID INSURANCE                               -8,341.10
        ACCOUNTS PAYABLE                                18,231.87
        NOTES PAYABLE-JUSTICE                           50,000.00
        NOTES PAYABLE-WOMICK                             4,500.00
        SALES TAX PAYABLE                                   -4.40
                                                       ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           61,138.26
    INVESTING ACTIVITIES

      FURNITURE & COMPUTER EQUIPMENT                     3,030.01
      FURNITURE & FIXTURES:FURNITURE & FIXTURES-ENKA    -3,264.80
      WORK IN PROCESS:WORK IN PROCESS-ENKA                -243.00
                                                       ----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES             -477.79
                                                       ----------
  NET CASH INCREASE FOR PERIOD                          60,660.47

  CASH AT BEGINNING OF PERIOD                          -40,806.81
                                                       ----------
CASH AT END OF PERIOD                                   19,853.66
                                                       ==========

Reneck  Foods,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements

Three  Months  ending  April  4,  1999


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

2.  Basis  of  Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not included all disclosures necessary for a complete presentation of the balance sheet, statements of operations, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the audited financial statements have been included. All such adjustments are of a normal recurring nature. The statement of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year.

In the third quarter of 1998, the Company changed to a fiscal calendar based on a 52-53 week year with the fiscal year ending on the Sunday closest to December 31 of each year. Management does not believe this effects the comparability of the financial statements.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Company for the year ended January 2, 1999.

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

5.  Prepaid  Expenses  and  Other  Assets

Prepaid  expenses  and other assets consist of the following at January 3, 1999.

Deposits                          $      14,259
Real  Estate  Deposit                    42,352
Restaurant  design  and                 138,983
   architectural  fees
Earnest  Money  deposit                 870,930
   for  business  acquisition
Prepaid  Advertising                     17,875
Prepaid  Advertising  Woody's            17,189
Prepaid  Franchise  Tax                     742
Prepaid  Insurance  Kissimmee             2,208
Prepaid  Insurance  Other                25,614
Product/Restaurant  Design              138,983

                                  -------------
                                  $   1,130,151

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

10.  Forward  Looking  Statements

This financial report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those sections. Such forward-looking statements, particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities related to electronic document delivery and related applications and voice, data and internet access telecommunications services, and the Company's ability to gain market share, the size of the market, the ability of the Company to develop new technologies, the ability of the Company to compete effectively in the marketplace, and the future product opportunities of the Company are based on current expectations that involve a number of risks and uncertainties.

Actual results may differ materially from the Company's expectations and estimates

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

NOTE  C  -  MARKETABLE  DEBT  AND  EQUITY  SECURITIES
The  Company  does  not  possess  any  Marketable Debt and/or Equity Securities.

NOTE  D  -  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS
Equipment  and  leasehold  improvements  consist  of  the  following:


                                1997        1998        1999        2000
                             ----------  ----------  ----------  ----------

Furniture Fixtures &
   Equipment                 $   35,111  $  184,684  $  175,837  $  166,990

Leasehold Improvements

Accumulated Depreciation     $    1,004  $    9,851  $   18,698  $   27,545

NOTE E - DEBT

The  Company's  long-term  debt  consists  of  the  following:

                                1997        1998        1999        2000
                             ----------  ----------  ----------  ----------

Notes payable at 10%         $        0  $  150,000  $        0  $        0
   Interest, due  366 days
   after  date made

Convertible Debentures
  Due 2001, interest at 5%               $1,275,000  $1,275,000  $1,275,000
                             ----------  ----------  ----------  ----------

Total long-term debt         $        0  $1,425,000  $1,275,000  $1,275,000

The interest payments due under the notes payable and convertible debentures are as follows.

                                1997        1998        1999        2000
                             ----------  ----------  ----------  ----------
Interest - Long-term notes               $   15,000

Interest - Convertible
    Debentures                           $    8,460  $   65,386  $   68,717
                             ----------  ----------  ----------  ----------
                             $        0  $   23,460  $   65,386  $   68,717

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

The  Company  has  no  other  retirement  plans  or  agreements.

NOTE  H  -  INOME  TAXES

The  provision  (benefit) for income taxes consists of the following components:

                                1997        1998        1999        2000
                             ----------  ----------  ----------  ----------

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

                                       REDNECK  FOODS,  INC.

     Date:  June  26,  2001            /s/  William  E.  Eskew,  CEO
                                       -------------------------------
                                            William  E.  Eskew,  CEO