Form 10QSB
period 1999-06-30
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended June 30, 1999
                         Commission File Number 0-24093

                              REDNECK FOODS, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    58-2035983
         -----------------                               ----------
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

     Yes              No  X
          ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 26, 2001, the registrant had 23,123,434 shares of common stock, $.001 par value, issued and outstanding.

For  the  three  months
April  5,  1999  through  July  4,  1999


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

David A. Womick resigned as President, Chief Executive Officer and Director effective April 5, 1999. The Board of Directors elected William E. Eskew as President, Chief Executive Officer and Director, effective April 5, 1999.

During the second quarter, the Company resurrected the negotiations concerning the acquisition of Woody's BBQ. The Company remains optimistic that the acquisition will be consummated in the future.

In addition, the Company began a search for a new supplier of Jeff Foxworthy's BBQ Sauce. Communications with the major customer, Wal*Mart, noted that the retail price of Jeff Foxwothy's BBQ sauce was too high, resulting in slow sales of the products in Wal*Mart Super Centers handling the products. Company Management agreed to search for a new supplier where the packaging would be changed from glass to plastic and the resulting retail price would be competitive with the leading brand of premium BBQ sauce.

The Company's current supplier of Jeff Foxworthy's BBQ sauce , Piknik Foods, does not have the capability to produce the sauces in plastic bottles.

Also, the Company's Board of Directors agreed to seek additional financing alternatives, including the use of Company stock as instruments for guaranteeing loans.


Results  of  Operation


Comparison  of  six  month  period  ended  July  4,  1999  and  June  30,  1998.

Revenues. Sales during the six month period ended July 4, 1999 were $-6026, with a Net Loss of $35,690. For the six month period ended June 30, 1998, the Company sales were $149,782 and an Net income of $173.

Costs and Expenses. Selling General and Administrative expenses for the six month period ended July 4, 1999 were 178,190,

Liquidity  and  Capital  Resources


Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.



Statement  of  Operations
Redneck  Foods,  Inc.
For  the  3  months  and  6  months  ended  July  4,  1999


                                                     3 Months ended
                                                      July 4, 1999
                                                     --------------
Net Sales
                                                           (6,026)

Cost of Goods Sold                                              -

Gross Profit                                               (6,026)

Selling, General & Admin                                   55,779

Income/(Loss) from Operations                             (61,805)

Other Income/(Expense)
  Miscellaneous Income                                     26,115
  Interest Income                                               -
  Royalty Income
  Insurance Proceeds                                            -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                                         26,115

Net Income/(Loss)                                         (35,690)

                                                    6 Months ended
                                                     July 4, 1999
                                                    --------------
Net Sales
                                                          149,782

Cost of Goods Sold                                              -

Gross Profit                                              149,782

Selling, General & Admin                                  178,190

Income/(Loss) from Operations                             (28,408)

Other Income/(Expense)
  Miscellaneous Income                                     28,580
  Interest Income                                               1
  Royalty Income
  Insurance Proceeds                                            -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                                         28,581

Net Income/(Loss)                                             173

                               REDNECK FOODS INC.
                             STATEMENT OF CASH FLOW


                                                     APR - JUN 99
                                                    ==============
    OPERATING ACTIVITIES
      NET INCOME                                       -35,689.86
      ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATIONS:
        ACCOUNTS RECEIVABLE                             24,518.04
        DEPOSITS:UTILITIES                                -150.00
        INVENTORY                                      -18,436.48
        PREPAID ADVERTISING                             10,000.00
        PREPAID INSURANCE                               -6,301.78
        PRODUCT/RESTAURANT DESIGN                       -1,000.00
        ACCOUNTS PAYABLE                                28,882.33
        NOTES PAYABLE                                   -1,500.00
                                                    ==============
    NET CASH PROVIDED BY OPERATING ACTIVITIES              322.25
    INVESTING ACTIVITIES
      FURNITURE & FIXTURES:FURNITURE & FIXTURES-ENKA      -656.04
      WORK IN PROCESS:WORK IN PROCESS-ENKA                 -81.00
                                                    ==============
    NET CASH PROVIDED BY INVESTING ACTIVITIES             -737.04
                                                    ==============
  NET CASH INCREASE FOR PERIOD                            -414.79
  CASH AT BEGINNING OF PERIOD                           19,853.66
                                                    ==============
CASH AT END OF PERIOD                                   19,438.87
                                                    ==============


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

                                    ------------
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

10.  Forward  Looking  Statement

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

Actual results may differ materially from the Company's expectations and estimates.

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

                                   SIGNATURES
                               -----------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REDNECK  FOODS,  INC.

     Date:  June  26,  2001            /s/  William  E.  Eskew,  CEO
                                       ---------------------------------
                                            William  E.  Eskew,  CEO