Form 10QSB
period 1999-09-30
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                      For Quarter ended September 30, 1999
                         Commission File Number 0-24093

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

     Yes              No  X
          ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 26, 2001, the registrant had 23,123,434 shares of common stock, $.001 par value, issued and outstanding.

Quarter  3
1999

For the three months period July 5, 1999 through October 3, 1999, and the nine months ended October 3, 1999

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

Accordingly, the Company resurrected the negotiations concerning the acquisition of Woody's BBQ, and submitted a totally new acquisition proposal to the shareholders of Woody's BBQ.

The Company continued its search for a new supplier of Jeff Foxworthy's BBQ Sauce. Communications with the major customer, Wal*Mart, noted that the retail price of Jeff Foxwothy's BBQ sauce was too high, resulting in slow sales of the products in Wal*Mart Super Centers handling the products. Company Management agreed to search for a new supplier where the packaging would be changed from glass to plastic and the resulting retail price would be competitive with the leading brand of premium BBQ sauce.

The Company's current supplier of Jeff Foxworthy's BBQ sauce , Piknik Foods, does not have the capability to produce the sauces in plastic bottles. However, a number of potential suppliers have been identified.

Management continued discussions with major creditors in an attempt to arrange payment in Company common stock, thus enabling the Company to conserve its cash.


Results  of  Operations

For  the  three  months  ended  October  3,  1999  and  September  27,  1998

Revenues

During the three month period ended October 3, 1999, sales were $1,946, with a Net Loss of$8,170. During the three month period ending September 27, 1998, sales were $178,717, with a Net Loss of $555,611. The drop in sales reflects the slow sales of Jeff Foxworthy's BBQ Sauce products at Wal*Mart Super Centers. The sales decline is directly correlated to the non-competitive pricing of the products.



Costs  and  Expenses.

Selling, General and Administrative (SG&A) Expenses were $10,116 for the three month period ended October 3, 1999, compared to SG&A Expenses of $612,304 for the three months ended September 27, 1998.

For  the  nine  months  ended  October  3,  1999  and  September  27,  1998.

Revenues

Sales were $151,718 for the nine months ended October 3, 1999, with a Net Loss of $7,997. For the nine months ended September 27, 1998, sales were $290,346 with a Net Loss of $1,597,959.


Liquidity  and  Capital  Resources

Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.

During the nine months ending October 3, 1999, the Company received $50,000 in proceeds from a note from an individual; the Company President contributed $27,867 toward the purchase of common stock he and his wife held; and the Company realized $43,000 from the sale of Common Stock.

Along with the proceeds from the note and sale of common stock, the Company operated from the cash flow of the operations.


Results  of  Operations


Redneck  Foods,  Inc.
Statement  of  Operations
For  the  3  months  ended  October  3,  1999  and  September  27,  1998

                                 3 Months ended   3 Months ended
                                 October 3, 1999   September 27,
                                                       1998
                                ----------------  ---------------
Net Sales                                 1,946          178,717

Cost of Goods Sold                            -          118,701

Gross Profit                              1,946           60,016

Selling, General & Admin                 10,116          612,304

Income/(Loss) from Operations            (8,170)        (552,288)

Other Income/(Expense)
  Miscellaneous Income                        -                -
  Interest Income                             -           (8,333)
  Royalty Income                                           5,010
  Insurance Proceeds                          -                -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                            -           (3,323)

Net Income/(Loss)                        (8,170)        (555,611)

Redneck  Foods,  Inc
(A  Development  Stage  Company)
Cash  Flow  Statement

                                               JULY 5, 1999-OCTOBER 3,1999
                                               ---------------------------
    OPERATING ACTIVITIES
      NET INCOME                                                 -8,170.26
      ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATIONS:
        ACCOUNTS RECEIVABLE                                      -1,946.16
        DEPOSITS:EMPLOYEE ADVANCE                                -1,000.00
        INVENTORY                                                -6,054.00
        PREPAID INSURANCE                                          -849.63
        ACCOUNTS PAYABLE                                          1,742.67
                                               ---------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                   -16,277.38
                                               ---------------------------
  NET CASH INCREASE FOR PERIOD                                  -16,277.38

  CASH AT BEGINNING OF PERIOD                                    19,438.87
                                               ---------------------------
CASH AT END OF PERIOD                                             3,161.49
                                               ===========================

           3 months ended               3 months ended
          October 3, 1999             September 27, 1998
          ------------------          -------------------
                  (21,223)                    (1,597,959)



                        -
                                                  13,500
                                                 207,060
                                                   1,141
                                                  13,500
                                                  16,010
                        -                          5,625

                   (1,946)                        (5,498)

                   (6,054)                       (65,032)
                     (850)                        83,567
                        -
                     (488)                       252,345
                        -
                        -
                  (16,477)                        (28,818)

                   (6,537)
                  (32,352)                    (1,118,059)


                        -                        (15,000)
                                                 (27,777)
                        -                       (119,337)
                        -                       (795,930)
                        -                       (122,711)
                        -                     (1,079,555)


                   43,000                        775,000
                        -                      1,028,810
                                                  37,000
                                                 (22,000)
                        -

                   43,000                      1,818,810

                  (10,575)                      (378,804)

                   13,777                        397,124

                    3,202                         18,320

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