Form 10KSB
period 1999-12-31
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 1999

                        Commission File Number: 0-24093

                              Redneck Foods, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                   58-2035983
        -------------------                         -----------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

               1605 Stoner Avenue, Suite 3, Los Angeles, CA 90025
-------------------------------------------------------------------------------

              (Address of Principal Executive Offices)  (Zip Code)

                                  (310)473-9146
                                -----------------
              (Registrant's telephone number, including area code)


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


         Yes   X                    No
              ---                      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


          Yes  X                    No
              ---                      ---

The  issuer's  had revenues of $131,840.00 for the year ended December 31, 2000.

Forward  Looking  Statements
----------------------------
This financial report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those sections. Such forward-looking statements, particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities related to electronic document delivery and related applications and voice, data and internet access telecommunications services, and the Company's ability to gain market share, the size of the market, the ability of the Company to develop new technologies, the ability of the Company to compete effectively in the marketplace, and the future product opportunities of the Company are based on current expectations that involve a number of risks and uncertainties.

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

There  are  presently  outstanding  23,123,434  Common  Shares.

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

The Company attempted to raise the required cash through a private placement of convertible debentures. The Company authorized up to $3,000,000 in aggregate principal amount of Series 1 Secured Convertible Debentures Due 2001 (the
"Debentures").   The  Debentures  bear  interest  at  5%  per  annum,  payable quarterly,  and  are  redeemable  at  125%  of the principal amount so redeemed.
Subsequent  to  June  30,  1998,  $1,275,000  in  Debentures  has  been  sold.

Joint Venture Agreement. The Company has entered into a joint venture with Pigs"R"Us, Inc., a Florida corporation to be called Redneck Pigs Joint Venture
1. The sole purpose of the joint venture is to create a single barbecue restaurant on property under lease by Pigs"R"Us. The parties agreed to convert the venture into a limited liability company as soon as practicable and to
jointly  plan,  operate  and  own  the  pilot  restaurant.   The  Company  will
sublicense to the venture certain rights under its license agreement and contribute capital. The Company has contributed $50,000 to this joint venture. No additional contributions will be made under the current agreement. The Company will own a 10% interest in the venture. The Company shall be paid a consulting fee of 3% of gross sales in addition to its available distributions based on its ownership interest. Certain options and rights for both parties in the joint venture are established by the contractual agreement. The Company planned to acquire the remaining interest in the joint venture in the fourth quarter of 1998 pursuant to an agreement with the joint venture partner. Plus, The Company has agreed to manage the operations until the acquisition was complete. Subsequently, the parties could not agree on the value assigned and guaranteed of the common stock portion of the transaction. The parties agreed to rescind the agreement, and control of Pigs "R" Us, reverted to the joint venture partner.

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

In February, 1998, the Company entered into a contract to acquire the real estate, the equipment and leasehold interest of a barbecue restaurant in Asheville, North Carolina to be connected to a Foxworthy's Smoke House Grill. The Company did not acquire the operating business of the restaurant. The Company issued 223,333 shares of Common Stock valued at $3.00 per Common Share for the equipment and the leasehold interest and has contracted to acquire the real estate for $550,000 in cash. A deposit of $42,352 was paid against the purchase price.

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

Employees.   The  Company  employs three full time persons.    The Company shall
employ  additional  individuals  as  required.

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

FINANCIAL  CONDITION.

The Company needs to raise approximately $2,000,000 to complete the acquisition of Woody's. Additional capital will be required for future restaurant development and/or future acquisitions that may become available. The Company intends to pursue expansion by internal growth or acquisition, as capital and business opportunities become available. There can be no assurance that this will in fact occur or that the Company can be operated in a profitable manner.

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


EXECUTIVE  OFFICERS  OF  THE  COMPANY

The Executive Officers and Directors are:

Name                               Position           Term(s) of Office

David  A.  Womick,   age  43       President           Inception  to
                                 and  Director         April  4,  1999

William  E.  Eskew,  age  62       President           April  4,  to
                                 And  Director         Present

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

William E. Eskew Mr. Eskew has been President, CEO and a Director of the Company since April 1999. He will devote full time to the affairs of the Company. Previously, Mr. Eskew was the President and co-founder of Victory Consumer Resources, a Family-owned publishing business. Previously, Mr. Eskew was President, CEO and Franchisee of Damon's, Inc., a 75 unit full service BBQ rib restaurant chain.

Mr. Eskew was with the Damon's chain from 1992 through 1996. Mr. Eskew also served as the COO of Roma Corp., the owner and franchisor of the Tony Roma's, A Place for Ribs chain of restaurants. Mr. Eskew was associated with Roma Corp. from 1986 through 1992. Prior to that, Mr. Eskew served as an officer and senior executive of Pizza Inn, Inc. and Ponderosa, Inc. Mr. Eskew graduated from Indiana University, Bloomington, Indiana, where he earned a B.S. and an M.B.A

John P. Williams. From 1991 to present, Mr. Williams has been Chief Executive Officer of Parallel Entertainment, a personal management company. In addition to Jeff Foxworthy, Mr. Williams manages Bill Engvall, Megan Cavanagh and Chris Spencer. Mr. Williams has been involved in the entertainment industry since 1983 and has represented talent such as Jay Leno, Jerry Seinfeld, Damon Wayans, David Alan Grier, Dennis Miller, Jamie Foxx and others.

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

Samuel Fox. Mr. Fox is the principal of The Fox Law Group, a Los Angeles law firm representing companies and individuals in the entertainment, business and intellectual property areas. His specialization includes entertainment law and licensing and he has been personal counsel to Jeff Foxworthy for several years. He is a member of the California and New York bars. Mr. Fox received a Bachelor of Arts degree from Cornell University School of Law in 1969.

EXECUTIVE  COMPENSATION

Remuneration. The Company had entered into an employment agreement with David Womick for a term of five years. Pursuant to the agreement, Mr. Womick served as Chief Executive Officer. Mr. Womick shall receive an annualized base salary of $150,000 and may be entitled to a potential bonus of up to $100,000, the exact amount of which, if any, shall be determined by the Board of Directors in its sole and absolute discretion. Mr. Womick was not entitled to receive any salary or bonus until such time as the Company has successfully obtained all of the $2,500,000 investment capital discussed in Section 5.1(a) of the Stock Purchase Agreement. Mr. Womick's salary began to accrue effective July 22, 1997.

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

The  Company  considers  Mr.  Womick's  employment  agreement  to  be  void.

The Company has an agreement with William Eskew, where Mr. Eskew will serve as President and Chief Executive Officer of the Company for five years. Mr. Eskew will receive a salary of $150,000 per year for 1999 and 2000. Thereafter, his salary will increase to $175,000 per year. In the future, Mr. Eskew's salary will be adjusted as sales of the restaurants in the Company's system increase.

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


PROPERTIES
----------
Our offices are located in leased property, and the lease is a month-to-month lease.

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


YEAR ENDED JANUARY 3, 1999                                 HIGH     LOW
                                                          -------  ------

First Quarter. . . . . . . . . . . . . . . . . . . . . .  $3.50    $1.937

Second Quarter . . . . . . . . . . . . . . . . . . . . .  $4.062   $2.187

Third Quarter. . . . . . . . . . . . . . . . . . . . . .  $3.562   $1.25

Fourth Quarter . . . . . . . . . . . . . . . . . . . . .  $1.50    $0.875


YEAR ENDED JANUARY 2, 2000

First Quarter. . . . . . . . . . . . . . . . . . . . . .  $1.00    $0.1875

Second Quarter . . . . . . . . . . . . . . . . . . . . .  $0.375   $0.125

Third Quarter. . . . . . . . . . . . . . . . . . . . . .  $0.225   $0.10

Fourth Quarter . . . . . . . . . . . . . . . . . . . . .  $0.3125  $0.05


There were approximately 121 shareholders of record of our common stock on January 2,2000.

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

During the twelve months ended January 2, 2000, the Company achieved sales of $141,595. Selling General & Administrative Costs were $165,014, including the recognization of an allowance for Doubtful Accounts of $22,408 in the 4th quarter of the year. The Company realized a Net Income of $5,162 for the year. For the twelve months ended January 3, 1999, the Company's sales were $492,621. Cost of Sales were $189,823, and Selling General and Administrative Expenses were $2,262,166. The company sustained a Net Loss of $1,965,738 for the year. For the quarter ended January 2, 2000, the Company had product returns resulting in a negative sales of $10,133. This was offset by credits for overpayments of $23,419. The Company had a net profit for the quarter of $13,419.
For the three months ended January 3, 1999, the Company's sales were 313,904 with a Net Loss of $1,410,127.

In March 1998, the Company, through its joint venture partner, Pigs-R-Us, opened its first restaurant, a Foxworthy's Bar-B-Q. As of September 27, 1998, the Company had contributed $50,000 to the joint venture.

Additionally, the Company has spent considerable funds in continuing to refine the products, including the gift shop selections, at this unit. A portion of such costs incurred directly for the benefit of the joint venture has been billed to the joint venture. All other costs have been expensed or have been capitalized as development costs. The Company plans to acquire the remaining interest in the joint venture in the fourth quarter of 1998 pursuant to an agreement with its joint venture partner whereby shares of common stock will be issued after the completion of an audit. The Company and its joint venture partner rescinded the sale of the restaurant. As a result, the Company sustained losses of $117,369 and $6,444 on the Kissimmee investment for the years ended January 3, 1999 and January 2, 2000, respectively.

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

The Company continued to negotiate with Woody's shareholders during the year. Management believes it needs to raise approximately $2,000,000 to complete the acquisition of Woody's.

RESULTS  OF  OPERATIONS
Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Comparative  Balance  Sheets

                                  ASSETS

                                                      1/2/00       1/3/99
                                                    -----------  -----------
Cash & cash equivalents                                (40,807)      21,161

Accounts Receivable, net                                10,134          574
Accounts Receivable, other                              27,777       27,777
Notes Receivables-Other                                125,000            0

Inventories                                            180,928      244,934
                                                    -----------  -----------
Total Current Assets                                   303,032      294,446

Property, Plant, & Equipment, Net                      221,995      223,210

Intangible Assets, net                                 588,373      588,373

Other Assets                                         1,278,576    1,436,219
                                                    -----------  -----------

Total Assets                                         2,391,976    2,542,248


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                    646,260      669,375
   Other current liabilities                            75,943       53,999

Total Current Liabilities                              722,203      723,374

   Convertible Debentures                            1,275,000    1,275,000

   Notes Payable-Employees                             295,699
                                                    -----------
Total Liabilities                                    2,292,902    1,998,374

Stockholders Equity:
   Convertible Preferred Stock ($.001 par value          2,500
   2,500,000 authorized, none outstanding
   Common Stock ($.001 par value)                        8,759       16,715
   100,000,000 authorized. 11,258,991 outstanding
   Paid in Capital                                   2,753,599    3,187,784
   Deficit Accumulated During Development Stage     (2,620,785)  (2,615,625)
    Unearned Services                                  (45,000)     (45,000)
Total stockholders equity                               96,573      543,874

Total liabilities and stockholders equity            2,391,975    2,542,248

See accompanying notes to financial statements

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
Periods ending January 2, 2000 and January 3, 1999


                                     12 months     12 months
                                        ended        ended
                                       1/2/00        1/3/99
                                   ------------  ------------
Net Sales                              141,595      492,621

Cost of Good Sold                            -      189,823

Gross Profit                           141,595      302,798

Selling General &                      165,014    2,262,166
  Administrative Expenses

Income/(Loss) from Operations          (23,419)  (1,959,368)

Other Income/(Expense)
  Miscellaneous Income                  28,580           27

  Interest Income                            1       (6,396)

  Royalty Income                             -

  Insurance Proceeds                         -

  Loss on Equipment Theft
  Loss on Equipment Disposal                 -            -

Total Other Income/(Expense)            28,581       (6,370)

Net Income/Loss                          5,162   (1,965,738)

Shares Outstanding                  23,123,434   11,842,669

Loss per Share                            0.00        -0.15



                                       3 months     3 months
                                         ended        ended
                                        1/2/00       1/3/99
                                   ------------  -----------
Net Sales                              (10,133)     313,904

Cost of Good Sold                            -       71,122

Gross Profit                           (10,133)     242,782

Selling General &                      (23,552)   1,649,862
  Administrative Expenses

Income/(Loss) from Operations           13,419   (1,407,080)

Other Income/(Expense)
  Miscellaneous Income                       -           27

  Interest Income                            -       (3,074)

  Royalty Income

  Insurance Proceeds

  Loss on Equipment Theft

  Loss on Equipment Disposal                 -            -

Total Other Income/(Expense)                 -       (3,047)

Net Income/Loss                         13,419   (1,410,127)

Shares Outstanding                  11,482,669   11,482,669

Income/(Loss) per Share                  0.001        -0.10

                                  Redneck Foods Inc.
                                Statement of Cash Flow


                                                      Jan 4, '99 - Jan 2, 00
                                                      ----------------------
  OPERATING ACTIVITIES
      Net Income                                                    5,159.63

      Adjustments to reconcile Net Income
      to net cash provided by operations:
        Accounts Receivable                                         9,559.88

        Deposits:Employee Advance                                  -1,000.00

        Deposits:Utilities                                           -150.00

        Inventory                                                 -64,006.20

        Prepaid Advertising                                        10,000.00

        Prepaid Insurance                                         -15,492.51

        Product/Restaurant Design                                  -1,000.00

        Accounts Payable                                           49,116.73

        Notes Payable                                              -1,500.00

        Notes Payable-Justice                                    -100,000.00

        Notes Payable-Womick                                     -195,698.80

        Sales Tax Payable                                              -4.40
                                                      ----------------------
    Net cash provided by Operating Activities                    -305,015.67

    INVESTING ACTIVITIES

      Furniture & Computer Equipment                                3,030.01

      Furniture & Fixtures:Furniture & Fixtures-Enka               -3,920.84

      Work In Process:Work In Process-Enka                           -324.00
                                                      ----------------------
    Net cash provided by Investing Activities                      -1,214.83

    FINANCING ACTIVITIES

      Paid In Capital                                             350,198.80
                                                      ----------------------
    Net cash provided by Financing Activities                     350,198.80
                                                      ----------------------
  Net cash increase for period                                     43,968.30

  Cash at beginning of period                                     -40,806.81

                                                      ----------------------
Cash at end of period                                               3,161.49
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
                                                                      ======================

                                                    REDNECK FOODS, INC.
                                               (a Development Stage Company)

                                        Statement of Changes in Stockholders' Equity
                                For the period from January 1, 1998 through January 2, 1999


                                    Convertible
                                  Preferred Stock     Common Stock                      Deficit
                                  $.002 Par Value    $.002  Par  Value                  Accumlated
                                  Number            Number                              during
                                  of                of                    Paid-in       Development     Unearned
                                  Shares  Amount    Shares      Amount    Capital       Stage           Services
Balance at 1/3/1999                 0.00    0.00    11,259,041 11,258.94  2,753,599.46  (2,620,785.00)  (45,000.00)

Proceeds from sales of common
stock Aug 99 at $.025 per share                   1,000,000.00  1,000.00     24,000.00

Proceeds from sales of common
stock Aug 99 at $.18 per share                    1,000,000.00  1,000.00     17,000.00

Debt for stock exchange common
stock Sept. 99 at $.25 per share                    285,700.00    285.70     71,139.30
Debt for stock exchange common
stock 10/99 at $.020 per share                      290,065.00    290.07      5,511.24

Debt for stock exchange common
stock 11/99 at $.010 per share                      535,800.00    535.80      4,822.20

Debt for stock exchange common
stock 10/99 at $.010 per share                      502,800.00    502.80      4,525.20

Debt for stock exchange common
stock 11/99 at $.1582 per share                   1,065,000.00  1,065.00    167,435.00

Debt for stock exchange common
stock 12/28 at $.1215 per share                     214,000.00    214.00     25,787.00


Debt for stock exchange common
stock at .3750 per share                            562,700.00    562.70    113,964.00

Net Loss                                                           5,160

Balance at 1/2/2000                    0       0    16,715,106    16,715     3,187,783     (2,615,625)     (45,000)

Reneck  Foods,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements

January  3,  1999  and  December  31,  1997


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

Leasehold  Improvements

Accumulated  Depreciation    $   1,004    $    9,851   $   18,698    $   27,545

NOTE  E  -  DEBT

The  Company's  long-term  debt  consists  of  the  following:


                               1997          1998          1999          2000
                               ----          ----          ----          ----

Notes  payable  at  10%      $       0    $  150,000   $        0    $        0
   Interest,  due  366 days
   after  date  made

Convertible  Debentures
  Due 2001, interest at 5%                $1,275,000   $1,275,000    $1,275,000
                             ----------   ----------   ----------    ----------

Total  long-term  debt       $        0   $1,425,000   $1,275,000    $1,275,000

The interest payments due under the notes payable and convertible debentures are as follows.

                               1997          1998          1999          2000
                               ----          ----          ----          ----
Interest - Long-term notes                $   15,000

Interest  -  Convertible
          Debentures                      $    8,460   $   65,386    $   68,717
                                          ----------   ----------    ----------
                    $  0                  $   23,460   $   65,386    $   68,717

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



See  accountants  report

                      RICHBOW  AND  ASSOCIATES,  LLC
                      CERTIFIED  PUBLIC  ACCOUNTANTS

INDEPENDENT  AUDITOR'S  REPORT
------------------------------

To  the  Board  of  Directors  and
Stockholders  of  Redneck  Foods,  Inc.

We  have  audited  the  accompanying  balance  sheet  of  Redneck Foods, Inc. (a
Delaware corporation) as of January 2, 2000, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Because of the inadequacy of accounting records for the years prior to January 2, 2000 and the year ended January 2, 2000, we were unable to form an opinion regarding the amounts at which certain intangible assets, including deposits relating to acquisitions made during the year, that were recorded based upon acquisition of an interest in Pigs "R" Us Joint Venture and acquisition of a Woody's Barbeque restaurant which are both known as the "Jeff Foxworthy" restaurants, should be recorded in the accompanying balance sheet at January 2, 2000, although the cost basis for these intangibles were reflected in prior filings with the Securities and Exchange Commission. The Company's records are also inadequate to form an opinion on certain payables that were converted to capital stock of the Company and as to the accuracy of the capital stock and paid in capital accounts in general. The Company also lacked adequate records to support the appropriate amount of amortization and depreciation on amortizable and depreciable assets.

In addition, we did not observe the physical inventory (stated at $244,934) as of January 2, 2000, since that date was prior to our initial engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had accounting records been adequate, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of as of January 2, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                        Richbow  &  Associates,  LLC



                                        /s/  Caesar  Richbow
                                        ----------------------------
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