Form 10QSB
period 2000-03-31
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Quarter ended March 31, 2000
                         Commission File Number 0-24093

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

As of June 26, 2001, the registrant had 23,123,434 shares of common stock, $.001 par value, issued and outstanding.

Redneck  Foods,  Inc.

10Q

Quarter  1  2000

For  the  three  month  period  ended  April  2,  2000

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

Management identified two suppliers for Jeff Foxworthy's BBQ sauce. These suppliers are the Kroger Co, Cincinnati, OH and Triple H Packing Co., Riverside, CA.

In addition, management reached agreement with several food brokers who will represent the Company to grocery, mass merchandiser and retail customers.

The Company's Board of Directors agreed to seek additional financing necessary for the wide area marketing of Jeff Foxworthy's BBQ sauces.

In January 2000, four Company shareholders, including President William E. Eskew, agreed to acquire the Love's BBQ chain of restaurants. Importantly, the acquiring shareholders of Love's have reached an agreement with the Company to permit the Company to manage Love's under a management contract. This tentative agreement will enable the Company to receive 50% of the adjusted cash flow of the Love's chain for its management of that company.

Love's BBQ is headquartered in Los Angeles, CA. Love's operates and franchises twelve BBQ restaurants located in Southern California, with one restaurant in Jakarta, Indonesia.

During the quarter, the Company began the process of relocating its corporate offices from Asheville, NC to Los Angeles, CA.

Results  of  Operations

For  the  three  months  ended  April  2,  2000  and  April  4,  1999.

Revenues

During the three months ended April 2, 2000, the company had no sales of BBQ sauces at retail. During the comparable period the prior year, sales were $155,808.

Costs  and  Expenses

There were notSelling General and Administrative (SG&A) expenses for the quarter. During the comparable period of 1999, SG&A expenses were $122,411.

Other  Expenses

During the three month period ended April 2, 2000, Interest Expense on the Convertible Debentures amounted to $17,180.

The Company experienced a Net Loss of $17,180 for the first quarter of 2000, compared with a Net Profit of $35,863 for the comparable period of 1999.

Liquidity  and  Capital  Resources


Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.

The Company operated from the cash flow of the operations during the three month period ended April 2, 2000.

Results  of  Operations

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations


                                3 Months ended   3 Months ended
                                 April 2, 2000   April 4, 1999
                                ---------------  --------------
Net Sales                                    -          155,508

Cost of Goods Sold                           -                -

Gross Profit                                 -          155,508

Selling, General & Admin                     -          122,411

Income/(Loss) from Operations                -           33,397

Other Income/(Expense)
  Miscellaneous Income                       -            2,465
  Interest Income                      (17,180)               1
  Royalty Income                                              -
  Insurance Proceeds                         -                -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                     (17,180)           2,466

Net Income/(Loss)                      (17,180)          35,863

Income/(Loss) per share                 -0.005           0.0016

Reneck  Foods,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements

April  2,  2000  and  April  4,  1999


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

NOTE  C  -  MARKETABLE  DEBT  AND  EQUITY  SECURITIES
The  Company  does  not  possess  any  Marketable Debt and/or Equity Securities.

NOTE  D  -  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS
Equipment  and  leasehold  improvements  consist  of  the  following:

                               1997          1998          1999          2000
                            ----------   -----------   -----------   -----------
Furniture  Fixtures  &
     Equipment              $   35,111   $   184,684   $   175,837   $   166,990

Leasehold  Improvements

Accumulated  Depreciation   $    1,004   $     9,851   $    18,698   $    27,545

NOTE  E  -  DEBT

The  Company's  long-term  debt  consists  of  the  following:


                               1997          1998          1999          2000
                            ----------   -----------   -----------   -----------
Notes  payable  at  10%     $        0   $   150,000   $         0   $         0
   Interest, due 366 days
   after  date  made

Convertible  Debentures
  Due 2001, interest at 5%               $ 1,275,000   $ 1,275,000   $ 1,275,000
                            ----------   -----------   -----------   -----------

Total  long-term  debt      $        0   $ 1,425,000   $ 1,275,000   $ 1,275,000

The interest payments due under the notes payable and convertible debentures are as follows.

                               1997          1998          1999          2000
                            ----------   -----------   -----------   -----------
Interest - Long-term notes               $    15,000

Interest  -  Convertible
          Debentures                     $     8,460   $    65,386   $    68,717
                            ----------   -----------   -----------   -----------
                            $        0   $    23,460   $    65,386   $    68,717


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

The  Company  has  no  other  retirement  plans  or  agreements.


NOTE  H  -  INOME  TAXES

The  provision  (benefit) for income taxes consists of the following components:


                               1997          1998          1999          2000
                            ----------   -----------   -----------   -----------


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

                                       REDNECK  FOODS,  INC.

     Date:  June  26,  2001            /s/  William  E.  Eskew,  CEO
                                       -----------------------------
                                            William  E.  Eskew,  CEO