Form 10QSB
period 2000-06-30
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended June 30, 2000
                         Commission File Number 0-24093

                              REDNECK FOODS, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   58-2035983
        -----------------                            ----------------
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

As of June 26, 2001, the registrant had 23,123,434 shares of common stock, $.001 par value, issued and outstanding.

Redneck  Foods,  Inc.

10Q

Quarter  2  2000


For  the  three  months  and  six  months  ending  July  2,  2000

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

On May 19, 2000, four shareholders of the Company acquired the Love's BBQ chain of restaurants. Company President, William E. Eskew, was one of the acquiring shareholders of Love's. Love's is a twelve unit chain of BBQ restaurants, located in Southern California, plus one restaurant in Jakarta, Indonesia.

On June 1, 2001, the new owners of Love's and the Company entered into a Management Agreement under which the Company will operate the Love's chain of restaurants. The Company will receive 50% of the adjusted cash flow of Love's as a management fee.
As consideration for the management agreement, the Company issued 1,350,000 shares of common stock to the selling shareholders of Love's, and agreed to issue 1,000,000 and 750,000 shares of common stock to the two principal acquiring shareholders of Love's. Company President William E. Eskew did not receive any consideration from the Company for his participation in Love's ownership.

The parties agreed the Company's compensation under the management agreement would commence with the start of the 3rd Quarter of 2000.

In June, the Company completed its move from Asheville, NC to Beverly Hills, CA. Under the terms of the management agreement with Love's, Love's will furnish office space, telephone service, and other administrative functions to the Company. This will enable the Company to operate with a minimum of Selling, General & Administrative Expense.

Results  of  Operations

For  the  three  month  periods April 3, 2000 - July 2, 2000 and April 5-July 4,
1999

For the three months ended July 2, 2000, sales were $7,204, with a Net Loss of $20,537. In the prior year for the quarter ended July 4, 1999, sales were $-6,026 (reflecting returned merchandise) with a Net Loss of $35,690.

Costs  and  Expenses

Selling, Administrative and General (SG&A) expenses were $10,561 for the three month period ended July 2, 2000. For the three month period ended July 4, 1999, SG&A Expenses were $55,779.

Other  Expenses

Interest Expense for the Convertible Debentures was $17,180 for the three months ended July 2, 2000.

For  the  six  months  ended  July  2,  2000  and  July  4,  1999

Revenues

Sales for the six months ended July 2, 2000 were $7,204, with a Net Loss of $37,717. For the first six months of 1999, sales were $149,782, with a Net Income of $173.

Costs  and  Expenses

Selling General and Administrative (SG&A) expenses were $10,561 for the six month period ending July 2, 2000. For the six month period ending July 4, 1999, SG&A expenses were $178,190.

Other  Expenses

Interest Expense for the Convertible Debentures amounted to $34,360 for the six months ended July 2, 2000.

Liquidity  and  Capital  Resources

Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.

The Company operated from the cash flow of the operations during the three month period ended July 2, 2000.

Results  of  Operations

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
July  2,  2000  and  July  4,  1999

                                3 Months ended    3 Months ended
                                 July 2, 2000      July 4, 1999
                                ---------------  ----------------
Net Sales                                7,204            (6,026)

Share of Love's Income                       -

Cost of Goods Sold                           -                 -

Gross Profit                             7,204            (6,026)

Selling, General & Admin                10,561            55,779

Income/(Loss) from Operations           (3,357)          (61,805)

Other Income/(Expense)
  Miscellaneous Income                       -            26,115
  Interest Income                      (17,180)                1
  Royalty Income                                               -
  Insurance Proceeds                         -                 -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                     (17,180)           26,115

Net Income/(Loss)                      (20,537)          (35,690)

Net Income/(Loss) per Share           ($0.0007)         ($0.0016)

                                6 Months ended    6 Months ended
                                July 2, 2000     July 4, 1999
                                ---------------  ----------------

Net Sales                                7,204           149,782

Share of Love's Income                       -

Cost of Goods Sold                           -                 -

Gross Profit                             7,204           149,782

Selling, General & Admin                10,561           178,190

Income/(Loss) from Operations           (3,357)          (28,408)

Other Income/(Expense)
  Miscellaneous Income                       -            25,580
  Interest Income                      (34,360)                1
  Royalty Income                                               -
  Insurance Proceeds                         -                 -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                     (34,360)           28,581

Net Income/(Loss)                      (37,717)              173

Income/(Loss) per share               ($0.0012)  $        0.0000

Notes  to  Financial  Statements
July  2,  2000  and  July  4,  1999

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

                                    ____________
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