Form 10QSB
period 2000-09-30
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                      For Quarter ended September 30, 2000
                         Commission File Number 0-24093

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

As of June 26, 2001, the registrant had 23,123,434 shares of common stock, $.001 par value, issued and outstanding.

Redneck  Foods,  Inc.

10Q

Quarter  3  2000

For the three month period July 3, 2000 - October 1, 2000 and for the nine months ended October 1, 2000

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

In July, the Company began recognizing its share of Love's income as "Income of an Affiliated Company."


Results  of  Operations

For the three month periods July 3, 2000 - October 1, 2000 and July 5, 1999 - October 3, 1999.


Revenues

Revenues for the three month period ended October 1, 2000 were $39,700, which came entirely from the Company's share of its interest in Love's. Net Income for the three months ended October 1, 2000 was $22,520. For the three month period ended October 3, 1999, revenue was $1,946, with a Net Loss of $8,170.

Costs  and  Expenses

For the three months ended October 1, 2000, Selling, General and Administrative Expenses were $0, since all these expenses were absorbed by Love's. For the comparable period in 1999, SG&A expenses were $10,166.

Other  Expenses

Interest Expense for the Convertible Debentures was $17,180 for the three months ended October 1, 2000.

For  the  nine  months  ended  October  1,  2000  and  October  3,  1999


Revenues

For the nine months ended October 1, 2000, revenues were $46,904, with a Net Loss of $15,197. For the nine months ended October 3, 1999, revenues were $151,728 with a Net Loss of $7,997.

Costs  and  Expenses

SG&A Expenses for the nine months ended October 1, 2000 were $10,561. For the corresponding period of 1999, SG&A expenses were $188,306.

Other  Expenses

Interest Expense for the Convertible Debentures was $51,540 for the first nine months of 2000.



Liquidity  and  Capital  Resources


Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.

The Company operated from the cash flow of the operations during the three month period ended October 1, 2000.


Results  of  Operations

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
October  1,  2000  and  October  3,  1999

                                 3 Months ended     3 Months ended
                                 October 1, 2000    October 3, 1999
Net Sales                                  7,204              1,946
                                -----------------  -----------------

Share of Love's Income                    39,700

Cost of Goods Sold                             -                  -

Gross Profit                              46,904              1,946

Selling, General & Admin                       -             10,116

Income/(Loss) from Operations             46,904             (8,170)

Other Income/(Expense)
  Miscellaneous Income                         -                  -
  Interest Income                        (17,180)                 -
  Royalty Income                                                  -
  Insurance Proceeds                           -                  -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                       (17,180)                 -

Net Income/(Loss)                         22,520             (8,170)

Net Income/(Loss) per Share     $         0.0007   $         0.0000

                                  9 Months ended     9 Months ended
                                October 1, 2000    October 3, 1999
Net Sales                                  7,204            151,728
                                -----------------  -----------------

Share of Love's Income                    39,700

Cost of Goods Sold                             -                  -

Gross Profit                              44,904            151,728

Selling, General & Admin                  10,561            188,306

Income/(Loss) from Operations             36,343            (36,578)

Other Income/(Expense)
  Miscellaneous Income                         -             25,580
  Interest Income                        (51,540)                 1
  Royalty Income                                                  -
  Insurance Proceeds                           -                  -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                       (51,540)            28,581

Net Income/(Loss)                        (15,197)            (7,997)

Income/(Loss) per share                 ($0.0005)  $         0.0000

Reneck  Foods,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements

October  1,  2000  and  October  3,  1999

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

                                    _____________
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