Form 10KSB
period 2000-12-31
REDNECK FOODS INC
filed 2001-06-26
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2000

                         Commission File Number: 0-24093

                               Redneck Foods, Inc.
             -------------------------------------------------------
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


          Yes    X                    No
               ----                      ----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


          Yes    X                    No
               ----                      ----

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

There  are  presently  outstanding  31,634,634  Common  Shares.

Corporate Operations. The Company is a newly formed company, which currently intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q," The Company intends initially to acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. The Company also intends to market and distribute barbecue sauces and salsas under trademarks using the "Foxworthy" name and may also, at a later time, distribute other food products which are related to the restaurant menu. In addition, the company intends to acquire additional restuarants and operate those restaurants under the trade name for under which the business has been operating.

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

     b. at the option of Foxworthy, upon a material breach by David Womick of his obligations under Mr. Womick's (the former President of the Company) employment agreement within the first three years after opening of the first restaurant, which breach has not been cured within 30 days of receipt from Foxworthy of written notice thereof.

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

     c. The failure of the Company to continually operate the restaurants and manage the franchise according to the policies, practices and standards agreed to by the parties pursuant to the terms of the Stock Purchase Agreement.


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

If Mr. Foxworthy does not purchase all of the Company's existing inventory of the licensed products, then not withstanding the termination of the license agreement, the Company shall have the right to continue to use the licensed material in connection with the advertisement, distribution, and sale of its existing inventory of licensed products for a period of 120 days after termination, provided that such advertisement, distribution and sale is done only by means of and through then-existing distribution channels and in all other respects in accordance with all the terms and conditions contained in the license agreement.

Development of Corporate Owned Restaurants. The Company intends to develop a chain of corporate owned restaurants under the name of "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q."

Implementation of Restaurant Franchising Program. The Company intends to build additional corporate owned restaurants and develop and implement a restaurant franchising program on a nationwide basis.

Acquisition of Existing Barbecue Restaurants. The Company intends to acquire existing barbecue restaurants for conversion to either "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-B-Q" concepts. In addition, the Company will also acquire and operate other restaurant concepts under brand names other than "Foxworthy's."

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

The Company has determined the retail and wholesale prices of its products, however, the prices vary from store to store. The Company has retained food brokers to assist the Company in the development and distribution of products expected to be developed that are related to the menu and concept. In association with its largest customer for Jeff Foxworthy's Bar-B-Sauces, the Company initiated a search for a supplier who could provide the sauces in plastic bottles, and who could provide a much lower price for the sauces.

The lower price enable the Company and its customers to charge a more competitive retail price for the sauces. The initial supplier of sauces, Piknik Foods cannot produce product in plastic bottles. Therefore, the Company is looking toward different suppliers of these products.


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

Love's Barbecue. In May 2000, four Company shareholders purchased the Love's BBQ chain of restaurants. The group included Company President, William E. Eskew. Mr. Eskew had a 10% ownership in Love's. Concurrent with this purchase, the Company obtained a management agreement under which the Company would operate the Love's chain of restaurants. The Company would receive 50% of the adjusted cash flows of Love's during the time the Company operates that business. In exchange for these rights, the Company issued 1,350,000 shares of common stock to the selling shareholders, and agreed to issue 1,000,000 and 750,000 shares of common stock to the two principal shareholders of Love's.

The Company moved its corporate offices from Asheville, North Carolina to Beverly Hills, California. This relocation was completed in July 2000. Love's provides the Company with office space, telephone and facsimile service, and most administrative functions. The Company does not pay for these services.

In October 2000, Love's and the Company moved headquarters to West Los Angeles, California. Love's was established in 1948, and is a respected brand in the areas in which the company operates.Love's has one company-operated restaurant and eleven franchised restaurants. Most of the restaurants are located in Southern California, with one unit in Reno, Nevada and another in Jakarta, Indonesia.

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

EMPLOYEES.

The  Company,  including Love's, employs eight full time persons.    The Company
shall  employ  additional  individuals  as  required.

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

Energy related issues. Businesses, including Love's, are impacted by am energy shortage in the State of California. This includes unannounced blackouts, where the electic service is terminated for up to two hours at a business. In addition, the Company and Love's are subject to very high energy costs in California. The Love's franchise system has experienced major problems because of the energy shortage/prices.

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


EXECUTIVE  OFFICERS  OF  THE  COMPANY

The  Executive  Officers  and  Directors  are:

Name                            Position         Term(s)  of  Office

William  E.  Eskew,  age  63     President        April  4,  to
                                And Director         Present

John  P.  Williams,  age  33      Director          Inception
                                                    to  present

Erich  K.  Schmid,   age  53      Director         Inception  to
                                                    June  2000.

Samuel  J.  Fox,     age  54      Director        December  5,  1997
                                                     to  present

James E. Scheifley,  age  50     Secretary         April  11,  1998
                                 Treasurer           Feb.,  1997
                                  Director          to  June  2000.

RESUMES:

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

Mr. Eskew was with the Damon's chain from 1992 through 1996. Mr. Eskew also served as the COO of Roma Corp., the owner and franchisor of the Tony Roma's, A Place for Ribs chain of restaurants. Mr. Eskew was associated with Roma Corp. from 1986 through 1992. Prior to that, Mr. Eskew served as an officer and senior executive of Pizza Inn, Inc. and Ponderosa, Inc. Mr. Eskew graduated from Indiana University, Bloomington, Indiana, where he earned a B.S. and an M.B.A.


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

Erich K. Schmid. From 1994 to present, Mr. Schmid has been President of Business Intermediary Services, Ltd., a business brokerage firm he co-founded specializing in middle-market transactions. From 1985 to 1994, Mr. Schmid was a Vice President with New South Business Ventures, Inc. and its predecessor T.C. Wilkinson, Jr. & Associates, Inc., general business brokerage firms. He is a member of the International Business Brokers Association, Inc. and is a Certified Business Intermediary. Mr. Schmid earned a Bachelor of Science in industrial management and a Master of Science in management from the University of Akron in 1971 and 1996, respectively. Mr. Schmid indicated a desire to resign as a Director; however, his term expired prior to his resignation.

James E. Scheifley. Mr. Scheifley has over 25 years experience in corporate and public accounting. He is the president and majority shareholder of James E. Scheifley & Associates, P.C. a Morrison, Colorado CPA firm which specializes in auditing and financial reporting for emerging companies that are required to file information with the US Securities & Exchange Commission. Mr. Scheifley co-founded the firm in 1982. He is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Scheifley received a Bachelor of Science degree in accounting from La Salle University, Philadelphia, Pennsylvania in 1969. He was formerly employed as an audit manager with Coopers & Lybrand and has served as controller or vice-president of finance for three public companies. Mr. Scheifley's term as a Director expired in June 2000.

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

EXECUTIVE  COMPENSATION

Remuneration.

The Company has an agreement with William Eskew, where Mr. Eskew will serve as President and Chief Executive Officer of the Company for five years. Mr. Eskew Is to receive a salary of $150,000 per year for 1999 and 2000. Thereafter, his salary increases to $175,000 per year. In the future, Mr. Eskew's salary will be adjusted as sales of the restaurants in the Company's system increase. Because of the financial condition of the Company, Mr. Eskew has not received any salary from the Company. The Company has reimbursed Mr. Eskew for part of the business-related expenses he's incurred. The Company expects to begin paying Mr. Eskew his salary during FY2001. The Company had entered into an employment agreement with the former President, David A. Womick. The company considers that contract to be null and void. The Company had entered into an employment agreement with prior vice president, Al Sneeden for a term of three years. Pursuant to the agreement, Mr. Sneeden received 108,000 Common Shares and was paid $68,536.92 prior to termination. The agreement was terminated by the Company on April 10, 1998.

The Company had entered into an employment agreement with prior secretary and chief counsel, E. Joseph Fitzpatrick, Jr. for a term of three years beginning June 1, 1997. Pursuant to the agreement, Mr. Fitzpatrick received 108,000 Common Shares and was paid $57,461.59 prior to termination. The agreement was terminated by the Company on April 10, 1998. In 2000, the Company settled the claims of Sneeden and Fitzpatrick, through the issuance of 800,000 shares of common stock to each. Two other former officers, Larry F. Harris and Donald A. Theesfeld, had employment contracts with the Company. The employment of those officers ended in February 1999, because of the inability of the Company to pay their salaries. During 2000, the Company settled the claims of Harris and Theesfeld. The company agreed to issue 254,000 and 214,000 shares of common stock to Mr. Harris and Mr. Theesfeld, respectively.

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


YEAR ENDED JANUARY 3, 1999                                 HIGH     LOW
                                                          -------  ------

First Quarter. . . . . . . . . . . . . . . . . . . . . .  $  3.50  $1.937

Second Quarter . . . . . . . . . . . . . . . . . . . . .  $ 4.062  $2.187

Third Quarter. . . . . . . . . . . . . . . . . . . . . .  $ 3.562  $ 1.25

Fourth Quarter . . . . . . . . . . . . . . . . . . . . .  $  1.50  $0.875


YEAR ENDED JANUARY 2, 2000

First Quarter  . . . . . . . . . . . . . . . . . . . . .  $1.00   $ 0.1875

Second Quarter . . . . . . . . . . . . . . . . . . . . .  $0.375  $ 0.125

Third Quarter. . . . . . . . . . . . . . . . . . . . . .  $0.225  $ 0.10

Fourth Quarter . . . . . . . . . . . . . . . . . . . . .  $0.3125 $ 0.05


YEAR ENDED DECEMBER 31, 2000

First Quarter . . . . . . . . . . . . . . . . . . . . .  $0.30    $  0.05

Second Quarter. . . . . . . . . . . . . . . . . . . . .  $0.40    $  0.05

Third Quarter . . . . . . . . . . . . . . . . . . . . .  $0.225   $ 0.075

Fourth Quarter. . . . . . . . . . . . . . . . . . . . .  $0.10    $  0.01

There were approximately 129 shareholders of record of our common stock on December 31, 2000.

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

Additionally, since inception the Company has issued 2,500,000 Series A Convertible Preferred Shares (for promotional services valued at $50,000), founders stock of 5,100,000 common shares and 1,526,436 common shares for various services with an aggregate value of approximately $451,000. The 2,500,000 Series A Preferred Shares were converted into common stock by the Company in June 1998 in accordance with the preferred stock agreement upon obtain certain capitalization thresholds.
During the twelve months ended January 2, 2000, the Company achieved sales of $68,648. Cost of Sales were $7,864. Selling General & Administrative Costs were $179,903. The Company also recognized an allowance for Doubtful Accounts of $22,408 in the 4th quarter of the year. The interest on the Convertible Debentures was $64,386 for FY1999. The Company sustained a Net Loss of $184,777 for the year.

For the twelve months ended January 3, 1999, the Company's sales were $417,937. Cost of Sales were $189,823, and Selling General and Administrative Expenses were $222,114. The Company recognized a Net Loss of $1,723,781 during the twelve months ended January 2, 1999.
In March 1998, the Company, through its joint venture partner, Pigs-R-Us, opened its first restaurant, a Foxworthy's Bar-B-Q. As of September 27, 1998, the Company had contributed $50,000 to the joint venture.

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

In June 2000, the Company began operating the Love's BBQ chain of restaurants. During the year, the Company expects to receive a substantial payment for its services.

For the Year ended December 31, 2000, sales of Jeff Foxworthy's Bar-B-Q sauces were $7,204. The sauces came from an inventory of products and were sold to consumers in the Asheville, North Carolina area. There were no Cost of Goods associated with these products. The Company's share of the profit of the Love's chain was $84,354. The Company treats Love's as an "affiliated" company for reporting purposes.

During the year, the company had Selling, General and Administrative expense of $51,729.
The company recognized a loss due to the market decline for inventory during the fourth quarter. The recorded loss was $203,766.

Interest expense on the convertible debentures was $68,720 for the year. The Company experienced a Net Loss of $232,657 for the year. For the year ending January 2, 2000, the Company had sales of $141,595, with Net Income of $5,422. SG&A Expenses were $164,754 which included a one-time charge (in the 4th quarter) of $22,408 for Bad Debt allowance.

RESULTS  OF  OPERATIONS

                              REDNECK FOODS , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                    DECEMBER 31,2000   JANUARY 2, 2000
                                                    -----------------  ----------------
                                     ASSETS

Cash & cash equivalents                                       17,804            21,161

Accounts Receivable, net                                         574               574
Accounts Receivable, other                                    27,777            27,777
Notes Receivables-Other                                       84,354                 0

Inventories                                                        0           244,934
                                                    -----------------  ----------------
Total Current Assets                                         130,509           294,446

Property, Plant, & Equipment, Net                            223,210           223,210

Intangible Assets, net                                       588,373           588,373

Other Assets                                               1,436,219         1,436,219
                                                    -----------------  ----------------

Total Assets                                               2,378,311         2,542,248


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                         669,376           669,375
   Other current liabilities                                  53,999            53,999

Total Current Liabilities                                    723,375           723,374

   Convertible Debentures                                          0         1,275,000

   Notes Payable-Employees                                   295,699
                                                    -----------------
Total Liabilities                                          1,019,074         1,998,374

Stockholders Equity:
   Convertible Preferred Stock ($.001 par value                2,500
   2,500,000 authorized, none outstanding
   Common Stock ($.001 par value)                              8,759            16,715
   100,000,000 authorized. 11,258,991 outstanding
   Paid in Capital                                         3,144,031         3,187,784
   Deficit Accumulated During Development Stage           (3,110,290)       (2,615,625)
    Unearned Services                                        (45,000)          (45,000)
Total stockholders equity                                     (2,500)          543,874

Total liabilities and stockholders equity                  1,019,074         2,542,248


See accompanying notes to financial statements

REDNECK  FOODS,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  OPERATIONS
DECEMBER 31, 2000 AND JANUARY 2, 2000


                                   12 months      12 months
                                     ended          ended
                                   12/31/00        1/2/00
                                ===============  ===============
Net Sales                                7,204      141,595

Share of Affiliated Company             84,354
    (Love's) Income
Cost of Good Sold                            -            -

Gross Profit                            91,558      141,595

Selling General &                      255,495      165,014
  Administrative Expenses

Loss from Operations                  (163,937)     (23,552)

Other Income/(Expense)
  Miscellaneous Income                       -       28,580
  Interest Income                      (68,718)           1
  Royalty Income                             -
  Insurance Proceeds                         -            -
  Loss on Equipment Theft
  Loss on Equipment Disposal                 -            -
Total Other Income/(Expense)           (68,718)      28,581

Net Income/Loss                       (232,655)       5,162

Shares Outstanding                  31,634,634   23,123,434

Loss per Share                           -0.01         0.00

                                 3 months ended  3 months ended
                                      12/31/00       1/2/00
                                ---------------  --------------
Net Sales                                    -        (10,133)

Share of Affiliated Company             44,654
    (Love's) Income
Cost of Good Sold                            -              -

Gross Profit                            44,654        (10,133)

Selling General &                      244,934        (23,552)
  Administrative Expenses

Income/(Loss) from Operations         (200,280)        13,419

Other Income/(Expense)
  Miscellaneous Income                       -              -
  Interest Income                      (17,180)             -
  Royalty Income                             -
  Insurance Proceeds
  Loss on Equipment Theft
  Loss on Equipment Disposal                 -              -
Total Other Income/(Expense)           (17,180)             -

Net Income/Loss                       (217,460)        13,419

Shares Outstanding                  31,634,634     23,123,434

Loss per Share                          -0.007          0.001

                               REDNECK FOODS INC.
                             STATEMENT OF CASH FLOW

                                                JAN 3 - DEC 31, 00
                                               ====================
   OPERATING ACTIVITIES
      NET INCOME                                        -232,655.08
      ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATIONS:
        DUE FROM LOVES BBQ                               -84,354.00
        INVENTORY                                        244,934.08
        ACCRUED INTEREST                                  68,718.00
                                               ====================
    NET CASH PROVIDED BY OPERATING ACTIVITIES             -3,357.00
                                               ====================
  NET CASH INCREASE FOR PERIOD                            -3,357.00

  CASH AT BEGINNING OF PERIOD                              3,161.49
                                               ====================
CASH AT END OF PERIOD                                       -195.51
                                               ====================

                                                      JAN 4, '99 - JAN 2, 00
                                                      ======================
   OPERATING ACTIVITIES
      NET INCOME                                                    5,159.63
      ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATIONS:
        ACCOUNTS RECEIVABLE                                         9,559.88
        DEPOSITS:EMPLOYEE ADVANCE                                  -1,000.00
        DEPOSITS:UTILITIES                                           -150.00
        INVENTORY                                                 -64,006.20
        PREPAID ADVERTISING                                        10,000.00
        PREPAID INSURANCE                                         -15,492.51
        PRODUCT/RESTAURANT DESIGN                                  -1,000.00
        ACCOUNTS PAYABLE                                           49,116.73
        NOTES PAYABLE                                              -1,500.00
        NOTES PAYABLE-JUSTICE                                    -100,000.00
        NOTES PAYABLE-WOMICK                                     -195,698.80
        SALES TAX PAYABLE                                              -4.40
                                                      ======================
    NET CASH PROVIDED BY OPERATING ACTIVITIES                    -305,015.67
    INVESTING ACTIVITIES

      FURNITURE & COMPUTER EQUIPMENT                                3,030.01
      FURNITURE & FIXTURES:FURNITURE & FIXTURES-ENKA               -3,920.84
      WORK IN PROCESS:WORK IN PROCESS-ENKA                           -324.00
                                                      ======================
    NET CASH PROVIDED BY INVESTING ACTIVITIES                      -1,214.83
    FINANCING ACTIVITIES

      PAID IN CAPITAL                                             350,198.80
                                                      ======================
    NET CASH PROVIDED BY FINANCING ACTIVITIES                     350,198.80
                                                      ======================


  NET CASH INCREASE FOR PERIOD                                     43,968.30
  CASH AT BEGINNING OF PERIOD                                     -40,806.81
                                                      ======================
CASH AT END OF PERIOD                                               3,161.49
                                                      ======================

                                                 REDNECK FOODS, INC.
                                           (a Development Stage Company)

                                    Statement of Changes in Stockholders' Equity
                           For the period from January 1, 2000 through December 31, 2000

                              Convertible Preferred Stock      Common  Stock                           Deficit
                                   $.002 Par Value           $.002  Par  Value                         Accumlated
                                                                                                       during
                                   Number  of               Number  of                 Paid-in         Development  Unearned
                                   Shares       Amount      Shares       Amount        Capital         Stage        Services
Balance at 1//1/2000                    0.00       0.00  16,715,106.00  16,715.01    3,187,783.40  (2,615,625.37)  (45,000.00)

Debt for stock exchange common
stock 2/00 at $.075 per share                               784,000.00     784.00      58,016.00

Contracted services for common
stock 2/00 at $.10 per share                                233,400.00     233.40      23,106.60

Debt for stock exchange common
stock 2/00 at $.0010 per share                            1,379,400.00   1,379.40           0.00

Contracted services for common
stock 2/00 at $.1000 per share                              800,000.00     800.00      79,200.00

Contracted services for common
stock 2/00 at $.1000 per share                              800,000.00     800.00      79,200.00

Contracted services for common
stock 2/00 at $.0625 per share                            1,000,000.00   1,000.00      61,500.00

Contracted services for common
stock 2/00 at $.0625 per share                              250,000.00     250.00      15,375.00

Debt for stock exchange common
stock 2/00 at $1000 per share.                               21,400.00      21.40       2,118.60

Net Loss                                                                                             (232,655)

Balance at 12/31/2000                      0          0     21,983,306     21,983     3,506,300     (2,848,280)     (45,000)

Reneck  Foods,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements

January  3,  1999  and  December  31,  1997


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

                                             ------------------
                                             $1,130,151

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

                                        Richbow  &  Associates,  LLC

                                        /s/  Caesar  Richbow
                                        ---------------------------------
                                        Caesar  Richbow




Atlanta,  Georgia

June  18,  2001

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REDNECK FOODS, INC.

     Date: June 26, 2001                /s/ William E. Eskew, CEO
                                        ---------------------------
                                            William E. Eskew