Form 10QSB
period 2001-04-01
REDNECK FOODS INC
filed 2001-08-03
CIK 1048057

REDNECK FOODS, INC.



                          Filing Type:     10QSB
                          Description:     Quarterly Report
                          Filing Date:     Jul 25, 2001
                          Period  End:     Apr 1, 2001


                     Primary Exchange:     Pink Sheets
                               Ticker:     RDNK

--------------------------------------------------------------------------------
                                Table of Contents


--------------------------------------------------------------------------------



                                 10QSB OTHERDOC

Part I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Income Statement. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Table2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Table3. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
Table4. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
Table5. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7


--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Quarter ended April 1, 2001
                         Commission File Number 0-24093

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

                                 (310) 207-9881
                               ------------------
                  (Registrant's telephone, including area code)

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

As of July 25, 2001, the registrant had 31,634,534 shares of common stock, $.001 par value, issued and outstanding.

Redneck  Foods,  Inc.

10Q

Quarter  1  2001

For  the  three  month  period  ended  April  1,  2001

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

Love's BBQ is headquartered in Los Angeles, CA. Love's operates and franchises twelve BBQ restaurants located in Southern California and Nevada, with one restaurant in Jakarta, Indonesia.


Results  of  Operations

For  the  three  months  ended  April  1,  2001  and  April  2,  2000.


Revenues

During the 1st quarter 2001, Redneck's share of the income from the Love's chain of restaurants amounted to $36,812. During the 1stQuarter 2000, Redneck did not derive any income from Love's.

Costs  and  Expenses

There were Selling General and Administrative (SG&A) expenses of $15,000 for the quarter. During the comparable period of 2000, SG&A expenses were $0.

Other  Expenses

During the three month period ended April 1, 2001, Interest Expense on the Convertible Debentures amounted to $18,200. During the comparable period of 2000, the interest expenses on the Convertible Debentures were $17,180.

The Company realized a Net Income of $3,612 for the first quarter of 2001, compared with a Net Loss of $17,180 for the comparable period of 2000.

Liquidity  and  Capital  Resources


Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.

The Company operated from the cash flow of the operations during the three month period ended April 1, 2001.

Results  of  Operations

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations


                                3 Months ended   3 Months ended
                                 April 1, 2001   April 2, 2000
                                ---------------  --------------
Share of Love's Income                  36,182               -

Cost of Goods Sold                           -               -

Gross Profit                            36,182               -

Selling, General & Admin                15,000               -

Income/(Loss) from Operations           21,182               -

Other Income/(Expense)
  Miscellaneous Income                       -
  Interest Income                      (18,200)        (17,180)
  Royalty Income                                             -
  Insurance Proceeds                         -               -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                     (18,200)        (17,180)

Net Income/(Loss)                        3,612         (17,180)

Income/(Loss) per share                  0.001          -0.005

Reneck  Foods,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements

April  1,  2001  and  April  2,  2000


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

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Company for the year ended December 31, 2000.

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

NOTE  C  -  MARKETABLE  DEBT  AND  EQUITY  SECURITIES
The  Company  does  not  possess  any  Marketable Debt and/or Equity Securities.

NOTE  D  -  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS
Equipment  and  leasehold  improvements  consist  of  the  following:

                               1998          1999          2000          2001
                            ----------   -----------   -----------   -----------
Furniture  Fixtures  &
     Equipment              $  184,684   $   175,837   $   166,990   $  158,148
Leasehold  Improvements

Accumulated  Depreciation   $    9,851   $    18,698   $    27,545   $   36,392


NOTE  E  -  DEBT

The  Company's  long-term  debt  consists  of  the  following:


                               1998          1999          2000          2001
                            ----------   -----------   -----------   -----------
Notes  payable  at  10%     $ 150,000     $     0       $    0        $    0
Interest, due 366 days
   after  date  made

Convertible  Debentures
  Due 2001, interest at 5%   1,275,000  $ 1,275,000   $ 1,275,000   $ 1,275,000
                            ----------   -----------   -----------   -----------

Total  long-term  debt      $1,425,000 $  1,275,000   $ 1,275,000   $ 1,275,000


The interest payments due under the notes payable and convertible debentures are as follows.

                               1998        1999            2000          2001
                            ----------   -----------   -----------   -----------
Interest - Long-term notes  $   15,000

Interest  -  Convertible
          Debentures        $    8,460   $  65,386   $    68,717     $74,172
                            ----------   -----------   -----------   -----------
                            $   23,460   $  65,386   $    68,717     $74,172

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

                                       REDNECK  FOODS,  INC.

     Date:  July  25,  2001            /s/  William  E.  Eskew,  CEO
                                       -----------------------------
                                            William  E.  Eskew,  CEO