Form 10QSB
period 2001-07-01
REDNECK FOODS INC
filed 2001-08-03
CIK 1048057

REDNECK FOODS INC



                          Filing Type:     10QSB
                          Description:     Quarterly Report
                          Filing Date:     Aug 2, 2001
                          Period  End:     July 1, 2000


                     Primary Exchange:     Pink Sheets
                               Ticker:     RDNK

--------------------------------------------------------------------------------
                                Table of Contents
--------------------------------------------------------------------------------



                                 10QSB OTHERDOC

Part I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Income Statement. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Table2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Table3. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
Table4. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Table5. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8


--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended July 1, 2001
                         Commission File Number 0-24093

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

As of August 2, 2001, the registrant had 35,098,634 shares of common stock, $.001 par value, issued and outstanding.

Redneck  Foods,  Inc.

10Q

Quarter  2  2001


For  the  three  months  and  six  months  ending  July  1,  2001

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

On April 3, 2001, Company President, William E. Eskew, acquired the controlling interest in Love's. Love's is a twelve unit chain of BBQ restaurants, located in Southern California, plus one restaurant in Jakarta, Indonesia.

On June 1, 2000, the previous owners of Love's and the Company entered into a Management Agreement under which the Company will operate the Love's chain of restaurants. The Company will receive 50% of the adjusted cash flow of Love's as a management fee. That Management Agreement has continued.

The Company did not give William Eskew any consideration for his acquisition of Love's


In April, the Company moved to its present offices in West Los Angeles. Under the terms of the management agreement with Love's, Love's will furnish office space, telephone service, and other administrative functions to the Company. This will enable the Company to operate with a minimum of Selling, General & Administrative Expense.

Results  of  Operations

For the three month periods April 2, 2001 - July 1, 2001 and April 3, 2000 - July 2, 2000.

For the three months ended July 1, 2000, the Company's share of Love's income was $12,185 with a Net Loss of $25,435.. In the prior year for the quarter ended July 2, 2001, sales were $7,204 with a net loss of $20,537.

Costs  and  Expenses

Selling, Administrative and General (SG&A) expenses were $19,155 for the three month period ended July 1, 2001. For the three month period ended July 2, 2000, SG&A Expenses were $10,561.

Other  Expenses

Interest Expense for the Convertible Debentures was $18,465 for the three months ended July 2, 2000, compared to $17,180 for the comparable quarter of the prior year.

For  the  six  months  ended  July 1, 2001  and  July 2, 2000

Revenues

The Company's share of Love's income for the six months ended July 1, 2001 was $48,367, with a Net Loss of $22,453. For the first six months of 2000, sales were $7,204 with a Net Loss of $37,717.

Costs  and  Expenses

Selling General and Administrative (SG&A) expenses were $34,155 for the six month period ending July 1, 2001. For the six month period ending July 2, 2000, SG&A expenses were $10,561.

Other  Expenses

Interest Expense for the Convertible Debentures amounted to $36,665 for the six months ended July 1, 2001, compared to $34,360 for the comparable period of 2000.

Liquidity  and  Capital  Resources

Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.

The Company operated from the cash flow of the operations during the three month period ended July 1, 2001.

Results  of  Operations

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
July 1, 2001 and  July 2, 2000


                                3 Months ended    3 Months ended
                                 July 1, 2001      July 2, 2000
                                ---------------  ----------------

Net Sales                                                  7,204


Share of Love's Income                  12,185                 -

Cost of Goods Sold                           -                 -

Gross Profit                            12,185             7,204

Selling, General & Admin                19,155            10,561

Income/(Loss) from Operations           (6,970)           (3,357)

Other Income/(Expense)
  Miscellaneous Income                       -                 -
  Interest Income                      (18,465)          (17,180)
  Royalty Income                                               -
  Insurance Proceeds                         -                 -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                     (18,465)          (17,185)

Net Income/(Loss)                      (25,435)          (20,537)

Net Income/(Loss) per Share           ($0.0006)         ($0.0007)

                                6 Months ended    6 Months ended
                                July 1, 2001     July 2, 2000
                                ---------------  ----------------

Net Sales                                    -             7,204

Share of Love's Income                  48,367                 -

Cost of Goods Sold                           -                 -

Gross Profit                            48,367             7,204

Selling, General & Admin                34,155            10,561

Income/(Loss) from Operations           14,212            (3,357)
Other Income/(Expense)
  Miscellaneous Income                       -                 -
  Interest Income                      (36,665)          (34,360)
  Royalty Income                                               -
  Insurance Proceeds                         -                 -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                     (36,665)          (34,360)

Net Income/(Loss)                      (22,457)          (37,717)

Income/(Loss) per share               ($0.0007)   $     ($0.0012)

Notes  to  Financial  Statements
July  1, 2001  and  July 2,  2000

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

NOTE  B  -  RELATED  PARTY  TRANSACTIONS
Effective June 1, 2000, the Company entered into an agreement to manage and operate the Love's BBQ chain of restaurants. Under the terms of the agreement, the Company will receive 50% of the adjusted cash flow of the Love's BBQ chains during the time the Company manages Love's. In May 2000, the Love's BBQ chain was purchased by four individuals, all of whom are shareholders of the Company, including William E. Eskew, President and CEO of the Company. In consideration for executing the agreement, the Company agreed to pay the selling Love's shareholders 1,250,000 shares of Redneck common stock, and pay 1,000,000 shares and 750,000 shares, respectively, to the two principal shareholders who purchased Love's. On April 3, 2001, Company President William E. Eskew acquired controlling interest in Love's BBQ. William E. Eskew did not receive any consideration from the Company for his involvement with the Love's BBQ chain.

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

NOTE  C  -  MARKETABLE  DEBT  AND  EQUITY  SECURITIES
The  Company  does  not  possess  any  Marketable Debt and/or Equity Securities.

NOTE  D  -  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS
Equipment and leasehold improvements consist of the following:

                                1998        1999        2000        2001
                             ----------  ----------  ----------  ----------

Furniture Fixtures &
  Equipment                  $ 184,684  $  175,837  $  166,990     $158,154

Leasehold Improvements

Accumulated Depreciation     $   9,851  $   18,698  $   27,545     $ 36,392


NOTE E - DEBT


The  Company's  long-term  debt  consists  of  the  following:

                                1998        1999        2000        2001
                             ----------  ----------  ----------  ----------

Notes payable at 10%         $  150,000  $        0  $        0   $      0
Interest, due  366 days
   after  date made

Convertible Debentures
  Due 2001, interest at 5%   $1,275,000  $1,275,000  $1,275,000  $1,275,000
                             ----------  ----------  ----------  ----------

Total long-term debt         $1,425,000  $1,275,000  $1,275,000  $1,275,000

The interest payments due under the notes payable and convertible debentures are as follows.

                                1998        1999        2000        2001
                             ----------  ----------  ----------  ----------
Interest - Long-term notes   $   15,000

Interest - Convertible
    Debentures               $    8,460  $   65,386  $   68,717  $   74,172
                             ----------  ----------  ----------  ----------
                             $   23,460  $   65,386  $   68,717  $   74,172


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

                                        REDNECK  FOODS,  INC.

     Date:  August 2 ,  2001            /s/  William  E.  Eskew,  CEO
                                        -----------------------------
                                             William  E.  Eskew,  CEO