Form 10QSB/A
period 2001-07-01
REDNECK FOODS INC
filed 2001-08-03
CIK 1048057

REDNECK FOODS INC



                          Filing Type:     10QSB
                          Description:     Quarterly Report
                          Filing Date:     Aug 2, 2001
                          Period  End:     July 1, 2001


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


                               Amendment No. 1 to
                                  FORM 10-QSB

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