Form 10KSB/A
period 2000-12-31
REDNECK FOODS INC
filed 2001-09-19
CIK 1048057

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-KSB/A


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

RESULTS  OF  OPERATIONS

                              REDNECK FOODS , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                    DECEMBER 31,2000   JANUARY 2, 2000
                                                    -----------------  ----------------

                                     ASSETS

Cash & cash equivalents                                       17,804            21,161

Accounts Receivable, net                                         574               574
Accounts Receivable, other                                    27,777            27,777
Notes Receivables-Other                                       84,354                 0

Inventories                                                        0           244,934
                                                    -----------------  ----------------
Total Current Assets                                         130,509           294,446

Property, Plant, & Equipment, Net                            223,210           223,210

Intangible Assets, net                                       588,373           588,373

Other Assets                                                 306,067           565,289
                                                    -----------------  ----------------

Total Assets                                               1,248,159         1,671,318


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                         669,376           669,375
   Other current liabilities                                  53,999            53,999

Total Current Liabilities                                    723,375           723,374

   Convertible Debentures                                          0         1,275,000

   Notes Payable-Employees                                   295,699
                                                    -----------------
Total Liabilities                                          1,019,074         1,998,374

Stockholders Equity:
   Convertible Preferred Stock ($.001 par value                2,500
   2,500,000 authorized, none outstanding
   Common Stock ($.001 par value)                              8,759            16,715
   100,000,000 authorized. 11,258,991 outstanding
   Paid in Capital                                         3,144,031         3,187,784
   Deficit Accumulated During Development Stage           (4,240,442)       (3,745,777)
   Unearned Services                                         (45,000)          (45,000)
Total stockholders equity                                     (2,500)          543,874

Total liabilities and stockholders equity                  1,019,074         2,542,248

See accompanying notes to financial statements

REDNECK  FOODS,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  OPERATIONS
DECEMBER  31,  2000  AND  JANUARY  2,  2000



                                   12 months      12 months
                                    ended         ended
                                    12/31/00      1/2/00
                                    ------------  ------------
Net Sales                                 7,204      141,595

Share of Affiliated Company              84,354
    (Love's) Income
Cost of Good Sold                             0            -

Gross Profit                             91,558      141,595

Selling General &                       255,495      165,014
  Administrative Expenses                     0

Loss from Operations                   (163,937)     (23,552)

Other Income/(Expense)
  Miscellaneous Income                        -       28,580
  Interest Income                       (68,718)           1
  Royalty Income                              -
  Insurance Proceeds                          -            -
  Loss on Equipment Theft
  Loss on Equipment Disposal                  -            -
Total Other Income/(Expense)            (68,718)      28,581

Net Income/Loss                        (232,655)       5,162

Shares Outstanding                   31,634,634   23,123,434

Loss per Share                            -0.01         0.00


                                    3 months ended  3 months ended
                                       12/31/00       1/2/00

Net Sales                                     -      (10,133)

Share of Affiliated Company              44,654
    (Love's) Income
Cost of Good Sold                             -            -

Gross Profit                             44,654      (10,133)

Selling General &                       244,934      (23,552)
  Administrative Expenses

Income/(Loss) from Operations          (200,280)      13,419

Other Income/(Expense)
  Miscellaneous Income                        -            -
  Interest Income                       (17,180)           -
  Royalty Income                                           -
  Insurance Proceeds
  Loss on Equipment Theft
  Loss on Equipment Disposal                  -            -
Total Other Income/(Expense)            (17,180)           -

Net Income/Loss                        (217,460)      13,419

Shares Outstanding                   31,634,634   23,123,434

Loss per Share                           -0.007        0.001

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


5.  Prepaid  Expenses  and  Other  Assets

The company has written off the prepaid expenses and other assets until such time as validation can be performed. On September 11, 1998, the Company obtained an extension relating to its ongoing negotiations to acquire all the stock of Woody's Bar-B-Q Holdings, Inc. ("Woody's"), a 33 unit chain of barbecue restaurants based in Jacksonville, Florida. To obtain this extension, the Company agreed to release to the selling shareholders of Woody's $870,930, representing the net funds held in escrow at that time. The parties have verbally extended the agreement until December 31, 1998 to give the Company additional time to raise the necessary funding. The parties have also verbally agreed to have the Company manage the business of Woody's under certain prudent industry practices guidelines.

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



See  accountants  report

                          RICHBOW AND ASSOCIATES, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT  AUDITOR'S  REPORT
------------------------------

To  the  Board  of  Directors  and
Stockholders  of  Redneck  Foods,  Inc.

We  have  audited  the  accompanying  balance  sheet  of  Redneck Foods, Inc. (a
Delaware corporation) as of December 31, 2000, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                        Richbow  &  Associates,  LLC
                                        /s/  Caesar  Richbow
                                        ------------------------------
                                        Caesar  Richbow




Atlanta,  Georgia

September  14,  2001

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