Form 10QSB
period 2001-09-30
REDNECK FOODS INC
filed 2002-01-22
CIK 1048057

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

5515 W. Rosecrans Ave., Suite 1137, Los Angeles, CA 90250

------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip)

(310) 491-3488
------------------
(Registrant's telephone, including area code)

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

As of August 2, 2001, the registrant had 60,925,000 shares of common stock, $.001 par value, issued and outstanding.






Redneck  Foods,  Inc.

10Q

Quarter  3	2001


For  the  three  months  and  nine  months  ending  September 30,  2001






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

On September 4, 2001, the Company acquired the Love's BBQ chain from its President, William E. Eskew. The Company paid $800,000 in notes and 4,000,000 shares of Company common stock for all the outstanding shares of Custom Food Franchise Group, Inc., Mission Valley Love's
BBQ, Inc., and Love's BBQ Reno, Inc.  Custom Food Franchise Group,
Inc. is the owner of the trademarks and rights of Love's BBQ and is the franchisor of the Love's BBQ chain of restaurants. Mission Valley Love's BBQ, Inc. operates a Love's restaurant in San Diego, CA. Love's BBQ Reno, Inc. was a "shell" corporation designed to acquire a Love's restaurant in Nevada.

On August 15, 2001, the Company acquired a Love's Restaurant in Reno, NV along with a master territory consisting of the States of Nevada, Arizona, Colorado, New Mexico and Florida. The Company paid a total of $325,000 for the assets. The payment consisted of a cash payment of $200,000, and the Company gave the sellers a note and assumed certain liabilities for total of $125,000.

In July 2001, the Company entered into an agreement with Ora
Enterprises, Ltd. for bulk of the financing for the acquisition of the Love's restaurant in Reno and the associated territories. Ora Enterprises, Ltd. purchased a $200,000 6% convertible debenture from the company.
$150,000 of the proceeds went toward the purchase of the Love's BBQ restaurant in Reno, NV and the associated territories.

In July 2001, the Company also entered into an Agreement with Ora
Enterprises, Ltd. for a $3,000,000 Equity Credit Line financing commitment. Under the terms of the agreement with Ora Enterprises, Ltd., subject to various conditions, limitations, and volume restrictions, Ora Enterprises, Ltd. has agreed to purchase, at a discount from market price, up to $3,000,000 of Company common stock over the next eighteen months.


The September 11 terrorist attack in New York and Washington, DC had a significant impact on the Company's business. Restaurants having large tourist and/or business traveler sales, suffered major declines in business. These included Love's company-owned restaurants in San Diego, CA and Reno, NV; and a franchised restaurant in Garden Grove, CA -near the entrance to Disneyland. The San Diego restaurant experienced a sales decline of 35% after the 9/11 attacks. The Reno, NV restaurant showed declines of up to 65% from its opening weeks' sales in 2000. Restaurants that serve the residents within the restaurant trading area haven't been impacted. In fact, most of these restaurants show sales gains versus last year.

In October 2001, the Company moved to its present offices in West Los Angeles. Under the terms of prior management agreement with Love's, Love's furnished office space, telephone service, and other administrative functions to the Company. This enabled the Company to operate with a minimum of Selling, General & Administrative Expense.

Results  of  Operations

For the three month periods July 2, 2001 - September 30, 2001 and July 3, 2000 - October 1, 2000.

For the three months ended September 30, 2001, the Company's sales were $114,000, with royalty revenues of $82,820. Total Company revenues were $196,820 with a Net Loss of $7,766. In the prior year for the quarter ended October 1, 2000, sales were $7,204, total revenues were $46,904 with a Net Income of $22,520.

Costs  and  Expenses

Cost of Goods Sold (COGS) and Selling, Administrative and General (SG&A) expenses were $80,170 and $82,730, respectively, for the three month period ended September 30, 2001. For the three month period ended October 1, 2000, COGS Expenses and SG&A Expenses were $0.

Other  Expenses

Company restaurants paid royalties of $7,980 during the 2001 quarter. Interest Expense for the Convertible Debentures was $18,165 for the three months ended September 30, 2001, compared to $17,180 for the comparable quarter of the prior year. Interest Expense for other Long term debt was $14,861 in 2001 vs no comparable expense in 2000.
Interest Expense on Short Term debt in 2001 was $720 vs $0 for the comparable period in 2000.


For  the  nine  months  ended  September 30,  2001  and  October 1,  2000

Sales and Revenues

The Company's sales were $114,000 and total revenues were $245,187 for the six months ended September 30, 2001 with a Net Loss of $30,219.
For the first nine months of 2000, sales were $7,204, total revenues were $44,904 with a Net Loss of $15,197.

Costs  and  Expenses

Cost of Goods Sold (COGS) and Selling General and Administrative (SG&A) expenses were $80,170 and $116,885 for the nine month period ending September 30, 2001. For the nine month period ending October 1, 2000, SG&A expenses were $10,561.

Other Expenses

Interest Expense for the Convertible Debentures amounted to $54,790 for the nine months ended September 30, 2001, compared to $51,540 for the comparable period of 2000. In the first nine months of 2001, Interest expense on Short term notes was $720 and interest expense on Long term notes was $14,861. There were no comparable expenses in 2000.



Liquidity  and  Capital  Resources

Historically, the Company has required capital to fund the operations and capital expenditure requirements of its business.


The Company operated from the cash flow of the operations during the three month period ended July 1, 2001.





Results  of  Operations

Redneck  Foods,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
September 30,  2001 and  October 1,  2000


                                3 Months ended    3 Months ended
                              September 30, 2001  October 1, 2000
                                ---------------  ----------------
Net Sales                          114,000               7,204

Royalty Income				82,820
Share of Love's Income  		               	  39,700

Total Revenues			     196,820	        46,904
Cost of Goods Sold                  80,170                 -

Gross Profit                       116,650              46,904
Royalty Expenses			       7,980
Selling, General & Admin            82,730                 -

Income/(Loss) from Operations       25,940              46,904

Other Income/(Expense)
  Miscellaneous Income                -                   -
  Interest Income/(expense)        (33,706)            (17,180)
  Royalty Income                                               -
  Insurance Proceeds                         -                 -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                 (33,706)          	  (17,180)

Net Income/(Loss)                  ( 7,766)          	   22,520

Net Income/(Loss) per Share         ($0.0001)        	  $0.0007


                                9 Months ended    9 Months ended
                                Sept. 30, 2001    Oct.1, 2000
                       	    ---------------  ----------------

Net Sales                               114,000           7,204

Royalty Income				    131,187
Share of Love's Income                     		    39,700

Total Revenues				    245,187	          44,904
Cost of Goods Sold                       80,170                -

Gross Profit                            165,017           44,904
Royalty Expenses		                  7,980
Selling, General & Admin                116,885           10,561

Income/(Loss) from Operations            40,152 	    36,343
Other Income/(Expense)
  Miscellaneous Income                       -                 -
  Interest Income                       (70,371)          (51,540)
  Royalty Income                                               -
  Insurance Proceeds                         -                 -
  Loss on equipment theft
  Loss on equipment disposal
Total Other income                     (70,371)           (51,540)

Net Income/(Loss)                      (22,453)           (15,157)

Income/(Loss) per share               ($0.0007)          ($0.0005)













Notes  to  Financial  Statements
September 30, 2001 and October 1, 2000
1,  Organization

Nature of Operations - Redneck Foods, Inc. (the "Company") is a development stage company that was organized in January 1997 in the State of Delaware. It intends to acquire and operate barbecue restaurants to be known as "Foxworthy's Smoke House Grill" or "Foxworthy's Bar-
B-Q." The Company intends to initially acquire existing barbecue restaurants for conversion to one of the two restaurant concepts. The Company also intends to produce, market, and distribute food products using the "Foxworthy" name.

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




5.  Prepaid  Expenses  and  Other  Assets

Prepaid expenses and other assets consist of the following at January 3, 1999.

Deposits -- CFFG                    $      6,437
Earnest  Money  deposit                  870,930
   for  business  acquisition
                                   ____________
                                    $    877,367


On September 11, 1998, the Company obtained an extension relating to its ongoing negotiations to acquire all the stock of Woody's Bar-B-Q Holdings, Inc. ("Woody's"), a 33 unit chain of barbecue restaurants based in Jacksonville, Florida. To obtain this extension, the Company agreed to release to the selling shareholders of Woody's $870,930, representing the net funds held in escrow at that time. The parties have verbally extended the agreement until December 31, 1998 to give the Company additional time to raise the necessary funding. The parties have also verbally agreed to have the Company manage the business of Woody's under certain prudent industry practices guidelines. The Company has agreed with its independent auditor to write-off the Ernest Money Deposit if funds are recovered by the end of FY2001.

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

7.  Other Transactions
In June 1998, the 2,500,000 shares of convertible preferred stock were converted into 2,904,722 shares of common stock in accordance with the preferred stock agreement.

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

Advertising
-----------The Company expenses advertising costs as they are incurred. Advertising expenses for the years ending December 31, 1997, January 3, 1999, January 2, 2000 and December 31, 2000 were $40,679, $25,064, $10,032, $ 1,425, respectively.

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

In March 2001, the Company purchased three corporations-Love's BBQ chain-from its President and CEO, William E. Eskew. The Company paid
Mr. Eskew $666,150 in the form of a one year note bearing 10% interest and 4,000,000 shares of Company common stock, valued at $40,000 on the date of purchase. Love's had a note payable to Mr. Eskew's wife, Judith E. Eskew, in the amount of $133,850 at the time of the purchase. Mrs. Eskew agreed to a new promissory note from the company for a term of one year. This promissory note bears interest of 10% per annum. The promissory notes, and accrued interest, are payable to William E. Eskew and Judith E. Eskew on September 4, 2002. In addition, the Company's President and CEO loaned the Company $82,500. Proceeds from these loans were used to pay the Company's SEC attorney and independent auditor, and to help finance the purchase of the Love's restaurant in Reno, NV. These promissory notes, and accrued interest, are due February 28, 2002. At the time of purchase the Combined Net Equity of the three corporations purchased from Mr. Eskew was $662,000. In addition, the companies had an EBDITA of nearly $300,000 in 2000. The outside directors and one of the convertible debenture holders independently determine the price the Company would pay for these businesses.

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

NOTE  C  -  MARKETABLE  DEBT  AND  EQUITY  SECURITIES
The  Company  does  not  possess  any  Marketable Debt and/or Equity
Securities.






NOTE  D  -  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS
Equipment  and  leasehold  improvements  consist  of  the  following:




                                1998        1999        2000        2001
                             ----------  ----------  ----------  ----------
Furniture Fixtures &
  Equipment                  $ 184,684  $  175,837    $166,990	$374,808

Leasehold Improvements							 325,000

Accumulated Depreciation     $   9,851  $   18,698     $27,545     $ 61,795

NOTE E - DEBT


The  Company's  long-term  debt  consists  of  the  following:

                                1998        1999        2000        2001
                             ----------  ----------  ----------  ----------

Notes payable at 10%         $  150,000  $        0  $        0   $ 822,900
Interest, due  366 days
   after  date made

Notes payable at 10%
Interest, due Feb. 28, 2003					      $  82,500
Convertible Debentures
  Due 2001, interest at 5%   $1,275,000  $1,275,000  $1,275,000  $1,275,000
                             ----------  ----------  ----------  ----------

Total long-term debt         $1,425,000  $1,275,000  $1,275,000  $2,097,900
Total short-term note						     $   82,500

The interest payments due under the notes payable and convertible debentures are as  follows.
                                1998        1999        2000        2001
                             ----------  ----------  ----------  ----------
Interest - Long-term notes   $15,000				      $ 33,659
Interest - short-term notes					      $  3,061
Interest - Convertible
    Debentures               $8,460    $   65,386  $   68,717     $ 74,172
                             ----------  ----------  ----------  ----------
                             $23,460   $   65,386  $   68,717     $110,892


NOTE  F  -  DESCRIPTION  OF  LEASING  ARRANGEMENTS

The company leases its office space on a month-to-month basis. The company plans to lease its company-operated restaurants under noncancelable operating leases. The Company also leases certain restaurant equipment, i.e., dish machines, ECR's, etc.

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

                                     REDNECK  FOODS,  INC.

     Date:  December 28,  2001
/s/  William  E.  Eskew,  CEO
  -----------------------------
  William  E.  Eskew,  CEO